Form 10-Q
period 1995-09-30
ROYCE LABORATORIES INC /FL/
filed 1995-11-13
CIK 789462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1995

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

                        Commission file number 34-015178A

                            ROYCE LABORATORIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

             FLORIDA                                      59-2202295
State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization

 5350 N.W. 165TH STREET, MIAMI, FLORIDA                      33014
(Address of principal executive offices)                   (Zip Code)

                                 (305) 624-1500
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         12,833,133 shares of Common Stock, $.005 par value as of November 6, 1995.

                            ROYCE LABORATORIES, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION                                          PAGE NO.

     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated balance sheets -
           September 30, 1995 and December 31, 1994                            3

          Consolidated statements of operations -
           Three and nine month periods ended September 30, 1995 and 1994      4

          Consolidated statement of stockholders' equity -
           Nine months ended September 30, 1995                                5

          Consolidated statements of cash flows -
           Nine months ended September 30, 1995 and 1994                       6

          Notes to consolidated financial statements                           7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            10


PART II   OTHER INFORMATION

          Item 1.    Legal proceedings                                        15

          Item 2.    Changes in securities                                    15

          Item 3.    Defaults upon senior securities                          15

          Item 4.    Submission of matters to a vote of security holders      15

          Item 5.    Other information                                        15

          Item 6.    Exhibits and reports on Form 8-K                         15

                            ROYCE LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT SHARES)


                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1995             1994
                                                     -------------    ------------
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $      3,478     $      3,323
  Accounts receivable, net of allowances
    of $360 and $223, respectively                          2,328            1,615
  Inventories                                               3,483            2,049
  Other current assets                                        371              198
                                                     ------------     ------------
    Total current assets                                    9,660            7,185

Property and equipment, net                                 1,467              980

Other assets                                                  146              108
                                                     ------------     ------------
                                                     $     11,273     $      8,273
                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $      1,163     $      1,376
  Accrued liabilities                                         474              484
  Current maturities of long-term debt                         79               25
                                                     ------------     ------------
    Total current liabilities                               1,716            1,885

Long-term debt                                                179               33
                                                     ------------     ------------
    Total liabilities                                       1,895            1,918
                                                     ------------     ------------

Commitments and contingencies                                  -                -
                                                     ------------     ------------

Stockholders' equity:
  Common stock, $.005 par value, 35,000,000 shares
    authorized; 12,819,312 and 11,954,451 shares
    issued, respectively                                       64               60
  Additional paid-in capital                               26,353           21,821
  Accumulated deficit                               (      17,028)   (      15,515)
  Treasury stock (2,500 shares at cost)             (          11)   (          11)
                                                     ------------     ------------
    Total stockholders' equity                              9,378            6,355
                                                     ------------     ------------
                                                     $     11,273     $      8,273
                                                     ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                           ------------------------------         ----------------------------
                                                              1995                1994               1995              1994
                                                           ----------          ----------         ----------        ----------
Net sales                                                  $    2,392          $    1,817         $    6,549        $    4,281

Cost of goods sold                                              1,796               1,371              4,692             3,334
                                                           ----------          ----------         ----------        ----------

Gross profit                                                      596                 446              1,857               947

Expenses:
  Research and development                                        567                 134              1,235               447
  Selling, general and administrative                             846                 518              2,241             1,593
  Product recalls                                                  -                    1                 -                 16
                                                           ----------          ----------         ----------        ----------

Loss from operations                                      (       817)        (       207)       (     1,619)      (     1,139)
                                                           ----------          ----------         ----------        ----------

Other income (expenses):
  Interest income                                                  53                   9                117                19
  Interest expense                                        (         7)        (        - )       (        17)      (         5)
  Miscellaneous income                                              5                  23                  6                44
                                                           ----------          ----------         ----------        ----------
                                                                   51                  32                106                58
                                                           ----------          ----------         ----------        ----------

Net loss                                                  ($      766)        ($      175)       ($    1,513)      ($    1,081)
                                                           ==========          ==========         ==========        ==========

Loss per share                                            ($      .06)        ($      .02)       ($      .12)      ($      .11)
                                                           ==========          ==========         ==========        ==========

Weighted average number of shares
 outstanding                                               12,632,768          10,585,142         12,189,873        10,090,357
                                                           ==========          ==========         ==========        ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                          (IN THOUSANDS EXCEPT SHARES)
                                   (UNAUDITED)

                                         COMMON STOCK           ADDITIONAL                                            TOTAL
                                  ----------------------         PAID-IN        ACCUMULATED        TREASURY       STOCKHOLDERS'
                                    SHARES        AMOUNT         CAPITAL          DEFICIT            STOCK           EQUITY
                                  ---------       ------        ----------      -----------        --------       -------------
Balance at
  December 31, 1994               11,954,451      $   60        $   21,821     ($    15,515)      ($     11)      $       6,355

Issuance of stock in
 payment of obligation                10,695          -                 24               -                -                  24

Issuance of stock upon
 exercise of options                  20,833          -                 44               -                -                  44

Collection of loan
 from officer                             -           -                 27               -                -                  27

Adjustment related to
 1994 private offering                    -           -        (        14)              -                -      (           14)

Issuance of stock pursuant
 to private offering                 833,333           4             4,451               -                -               4,455

Net loss                                  -           -                 -      (      1,513)              -      (        1,513)
                                  ----------      ------        ----------      -----------        --------       -------------

Balance at
   September 30, 1995             12,819,312      $   64        $   26,353     ($    17,028)      ($     11)      $       9,378
                                  ==========      ======        ==========      ===========        ========       =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS EXCEPT IN SUPPLEMENTAL DISCLOSURES)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      -----------------------------
                                                                         1995               1994
                                                                      ----------         ----------
Cash flows from operating activities:
  Net loss                                                           ($    1,513)       ($    1,081)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                                             207                146
    Accounts receivable allowances, net                                      137                103
  Change in operating assets and liabilities:
  Increase in accounts receivable                                    (       850)       (       808)
  Increase in inventories                                            (     1,434)       (       297)
  Increase in other current assets                                   (       173)       (        44)
  (Increase) decrease in other assets                                         22        (         4)
  Increase (decrease) in accounts payable                            (       213)               491
  Increase in accrued liabilities                                             14                133
                                                                      ----------         ----------
      Net cash used in operating activities                          (     3,803)       (     1,361)
                                                                      ----------         ----------

Cash flows from investing activities:
  Advance payment for property and equipment                         (        60)       (        19)
  Acquisition of property and equipment                              (       593)       (       359)
                                                                      ----------         ----------
      Net cash used in investing activities                          (       653)       (       378)
                                                                      ----------         ----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                   138                 75
  Repayment of long-term debt                                        (        39)       (        14)
  Proceeds from issuance of stock                                          5,048              4,306
  Private stock offering costs                                       (       563)                -
  Collection of loans receivable                                              27                 38
                                                                      ----------         ----------
      Net cash provided by financing activities                            4,611              4,405
                                                                      ----------         ----------

Net increase in cash and cash equivalents                                    155        (     2,666)

Cash and cash equivalents - beginning of period                            3,323              1,224
                                                                      ----------         ----------

Cash and cash equivalents - end of period                             $    3,478         $    3,890
                                                                      ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                            $   16,000         $    5,000
                                                                      ==========         ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

           During the nine months ended September 30, 1995, the Company issued 10,695 shares of common stock for $24,000 in satisfaction of a contract obligation.

           During the nine months ended September 30, 1995, the Company incurred $101,000 in capital lease obligations for new equipment.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. The accompanying unaudited financial statements have not been examined by independent certified public accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine month periods ended September 30, 1995 may not be indicative of the results that may be expected for the year ended December 31, 1995.

SIGNIFICANT ACCOUNTING POLICIES

         RECLASSIFICATION

         Beginning in 1995, volume rebates awarded to customers have been recorded in net sales. Prior to 1995, such rebates were recorded in selling expenses. Prior year financial statements have been reclassified to reflect this change. The effect of this reclassification was to decrease Net Sales and Selling, General and Administrative expenses by $103,000 and $251,000 for the three and nine month periods ended September 30, 1994, respectively.


NOTE 2 - INVENTORIES

                                      September 30,            December 31,
                                          1995                    1994
                                      -------------            -----------
              Raw materials            $   1,902                $    1,426
              Work-in-process                928                       284
              Finished goods                 653                       339
                                       ---------                ----------
                                       $   3,483                $    2,049
                                       =========                ==========
NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of bank notes and capital lease obligations. These obligations are payable in monthly installments ranging individually from $600 to $2,500, including interest ranging from 10% to 13% per annum for terms expiring at various times through 2000, and are collateralized by equipment. At September 30, 1995, long-term debt totalled $ 258,000, of which current maturities comprised $79,000.

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LEASES

     In the second quarter of 1995, the Company extended the lease for its 25,444 square foot manufacturing facility. The new lease is for a period of five years expiring July 31, 2000 and provides for two five-year renewal options. The Company also agreed to lease an additional 10,200 square foot space attached to the existing premises when it becomes available, but no later than November 1996. Annual rent prior to and after taking possession of such additional space totals $133,000 and $183,000, respectively, subject to annual cost of living increases. Throughout the term of the new lease, including renewal periods, the Company has an option to purchase the entire building which it occupies under this lease and an adjacent building.

COMMITMENTS

         In February 1995, the Company entered into an agreement with a customer whereby the Company became the customer's sole supplier of the Company's present and future products for a five year period subject to certain exceptions. In return, the Company granted the customer stock options to purchase up to 50,000 shares of common stock at $6.00 per share, the market price on the date of grant. Such options vest at the rate of 9,000 per year, with 5,000 options vesting upon entering into this agreement.

LEGAL MATTERS

         In February 1993, the Securities and Exchange Commission initiated a formal investigation into possible violations of the federal securities laws by the Company and certain of its officers and directors. The SEC's examination is focusing on the Company's public disclosure during the period between July 1991 and April 1992 regarding the status of the Company's abbreviated new drug applications ("ANDAs") for Piroxicam and Minoxidil and on sales of securities during this period by certain persons, including certain Company executive officers and/or directors. The Company believes that the SEC's investigation is ongoing. No assurances can be given as to the outcome of the SEC's investigation or that such outcome will not have a material adverse effect on the Company.

         On August 4, 1995, the Company was sued by Bristol-Myers Squibb Company, Inc. and E.R. Squibb & Sons, Inc. (collectively, "Bristol-Myers") for patent infringement relating to Captopril. The suit was brought in the U.S. District Court for the Southern District of Florida (the "District Court")(Case No. 95-1682). Bristol-Myers holds the patent for Capoten(Registered trademark).

         On August 24, 1995, the District Court ruled that under the general agreement on Tariffs and Trade ("GATT") treaty implementing legislation, the Company's manufacture, use or sale of Captopril during the period between August 8, 1995 and February 13, 1996 will not infringe upon Bristol-Myers' patent for Capoten(Registered trademark). Based upon such determination, the District Court granted the Company's Emergency Motion to set aside the injunction which prohibits the FDA from approving the Company's ANDA for this product until the issue of infringement is resolved by the District Court. The District Court further dismissed

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Bristol-Myers' complaint for patent infringement. Bristol-Myers thereafter appealed the order.

         On November 1, 1995, the U.S. Court of Appeals for the Federal Circuit (the "Court") reversed and remanded, with instructions, the decision of the District Court. The Court ruled that, as a matter of law, the safe harbor provisions of GATT do not permit the Company to make, use, or sell Captopril prior to February 13, 1996. The Court further concluded that as a result of its finding, the Injunction against the FDA approval of the Company's ANDA for Captopril prior to February 13, 1996 remains in effect. The Company intends to appeal the Court's decision to the U.S. Supreme Court. However, barring expedited relief from the Supreme Court, it is unlikely that the Company will receive an approval of its ANDA for Captopril prior to February 13, 1996.

         In the ordinary course of business, the Company is, at times, involved in other legal actions and proceedings. Presently, there are no such actions which are expected to have a significant effect on the Company's financial position or results of operations.

NOTE 5 - CAPITAL STOCK

1995 PRIVATE PLACEMENT

         On July 21, 1995, the Company completed a $5 million private placement of 833,333 units of its securities at a price of $6.00 per unit. Each unit consisted of one share of common stock, $.005 par value, and a twelve month warrant to purchase one share of common stock at an exercise price of $6.50 per share. Net proceeds to the Company after placement agent costs totaled approximately $4.5 million. As part of its compensation for acting as the placement agent in this offering, Gruntal and Co. Incorporated was issued three-year warrants to purchase 83,333 shares of common stock at an exercise price of $6.00 per share. The Company is using the proceeds of the private placement for research and development, capital expenditures, and working capital.

         In August 1995, the Company filed a registration statement relating to the shares of common stock sold in the private placement and the shares of common stock underlying the warrants sold in the private placement. Such registration statement was declared effective under the Securities Act of 1933, as amended, on October 11, 1995. The Company has also agreed to use its best efforts to maintain the effectiveness of the registration statement until July 21, 1997.

CAPITAL STOCK - AUTHORIZED AND ISSUED

         At the Company's annual meeting of shareholders on July 25,1995, the shareholders approved an increase in the number of authorized shares of common stock to 35,000,000 shares. As of September 30, 1995, the Company had 12,819,312 common shares outstanding and outstanding warrants and options to purchase an aggregate of 3,086,125 shares. On July 8, 1995, warrants to purchase 191,666 shares of common stock at an exercise price of $30 per share expired. Such warrants were issued in connection with the Company's 1992 public offering.

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - CAPITAL STOCK - (CONTINUED)

EMPLOYEE AND DIRECTOR STOCK OPTION PLAN

         At the Company's annual meeting of shareholders on July 25, 1995, the shareholders approved the Board of Directors' adoption of a new stock option plan (the "1995 Plan"). Under the 1995 Plan, the Board is authorized to issue options to purchase up to 550,000 shares of common stock to officers, directors and other key employees. The Compensation Committee of the Board of Directors is responsible for administering the 1995 Plan. The exercise price of options granted under the 1995 Plan will equal or exceed the fair market value of the common stock on the date such options are granted. No options issued under the 1995 Plan may be exercised more than ten years from the date of grant. As of September 30, 1995, options to purchase 42,067 shares were issued under the 1995 Plan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Net sales for the three months ended September 30, 1995 increased 32% to $2.4 million, from $1.8 million for the three months ended September 30, 1994. Approximately 22% of the increase was attributable to sales of products which were introduced by the Company during the twelve months ended September 30, 1995 ("New Products") while the remaining 78% of the increase was attributable to sales of products in the Company's product line at September 30, 1994 ("Existing Products"). A significant portion of the increase in sales of Existing Products and approximately 22% of sales for the three months ended September 30, 1995 was attributable to Quinine Sulfate, a prescription drug for the treatment of malaria. This drug has historically been used for other purposes in addition to being used for Malaria. Recently, the Food and Drug Administration ("FDA") ruled that such other uses for non-malaria purposes are inappropriate. These new rules caused several manufacturers to drop out of the market and as a result, the Company's market share for this product has increased. The Company expects demand for this product to stay strong for the remainder of 1995. However, the Company believes sales of this drug will likely decline in the future. There can be no assurance that this drug will continue to represent a significant portion of the Company's sales.

Gross profit for the three months ended September 30, 1995 was $596,000, or 24.9% of net sales compared to $446,000, or 24.5% of net sales for the three months ended September 30, 1994. While gross profit dollars increased due to higher sales, the gross profit margin remained constant. This was due primarily to increased expenses for manufacturing labor and overhead, in preparation for anticipated growth beginning late in 1995 or early in 1996. Sales of the Company's New Products contributed to increasing the gross profit margin but not sufficiently to raise the overall profit margin materially. The above-mentioned growth is expected to come from several new product introductions, including Captopril. To be prepared to meet expected demand, the Company commenced an expansion program ("Expansion Program") beginning in September 1995. This Expansion Program consists of hiring and training more manufacturing employees, purchasing needed equipment and improving its manufacturing facilities. The Company expects that such new hiring will be completed by the end of 1995 and that equipment purchases and plant improvements will continue through the second quarter of 1996. There can be no assurance that the Company will receive FDA approval for such new products and introduce them as planned. Should the new product introductions be delayed beyond the Company's expected launch dates, the Company could experience a short-term decrease in gross profit margin due to increased manufacturing costs. Once such products are launched, however, the Company anticipates that sales and gross profit margins will increase beyond their current levels.

The Company increased its research and development ("R&D") expenses to $567,000 or 23.7% of net sales in 1995 versus $134,000 or 7.4% of net sales in 1994. In dollars, R&D expense increased 323% from

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 - CONTINUED

period to period. This increase in R&D spending, both in dollars and as a percentage of sales, reflects the Company's commitment to increasing its R&D expenditures in 1995 as it believes such efforts are vital to expanding the Company's product line and, in turn, generating future profits. The Company expects 1995 R&D expenses to continue to increase materially over their 1994 levels.

Selling, general and administrative ("SG&A") expenses increased to $846,000 or 35.4% of net sales in 1995, versus SG&A of $518,000 or 28.5% of net sales in 1994. Approximately 36% of the increase in SG&A expenses was attributable to legal fees associated with the Company's litigation over Captopril, the generic version of Bristol-Myers Squibb's Capoten(Registered trademark)(See Note 4 to the accompanying financial statements). SG&A expenses were also impacted by increases in payroll and related expenses due to pay increases and personnel additions as well as rent and depreciation associated with the Company's new facility, both of which were required to manage the Company's current and anticipated growth.

The net loss for the third quarter of 1995 totaled $766,000. This exceeded the net loss of $175,000 in the 1994 period due principally to the higher R&D and SG&A expenses described above. Should the Company not introduce a major new product during the fourth quarter of 1995, it will likely experience a decrease in its gross profit margin and an increase in net losses for the fiscal year due to the increased payroll costs and expanded plant capacity described above as well as expected significant fourth quarter R&D expenditures.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Net sales for the nine months ended September 30, 1995 increased 53% to $6.5 million, from $4.3 million for the nine months ended September 30, 1994. Approximately 21% of the increase was attributable to sales of New Products while the remaining 79% of the increase was attributable to sales of Existing Products. Approximately 59% of the increase in Existing Products was attributable to a full nine months' inclusion of two products introduced in the 1994 period. In addition, approximately 32% of the increase in sales of Existing Products was attributable to Quinine Sulfate, the reason and future expectations for which were described above (See Results of Operations-Three Months Ended September 30, 1995 and 1994).

The gross profit for the nine months ended September 30, 1995 was $1.9 million or 28.4% of net sales compared to $947,000, or 22.1% of net sales for the nine months ended September 30, 1994. Both gross profit margins and dollars benefitted from the introduction of New Products and sales increases in Existing Products as they improved the operating leverage on the Company's fixed costs. The Company also paid lower raw material prices for certain products in 1995 versus 1994, due to larger volume purchases. As discussed above in the "Three Months Ended September 30, 1995 and 1994" section, the Company has begun to increase its manufacturing work force and expand its plant's capacity in anticipation of growth expected to occur late in 1995 or early in 1996. Should the introduction of one or more new products occur during this upcoming period, the Company expects gross profit margins to improve over its nine-month 1995 level. If such new product launches are delayed beyond expectations, the Company could experience

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 - CONTINUED

a short-term decrease in gross profit margins until such new products are launched. There can be no assurance that such products will be introduced in accordance with the Company's expectations.

The Company increased its R&D expenses to $1.2 million or 18.9% of net sales in 1995 versus $477,000 or 11.1% of net sales in 1994. In dollars, R&D expense increased 158.9% from period to period. The increase in R&D spending, both in dollars and percentage of sales, reflects the Company's commitment to increasing its R&D expenditures as it believes such efforts are vital to the future growth of the Company.

SG&A expenses increased 41% to $2.2 million or 34.2% of net sales in 1995, versus SG&A of $1.6 million or 37.2% of net sales in 1994. Approximately 18% of the increase in SG&A expenses was attributable to legal fees associated with the Company's litigation over Captopril, the generic version of Bristol-Myers Squibb's Capoten(Registered trademark) (See Note 4 to the accompanying financial statements). The remaining increase in SG&A expenses was attributable, in part, to increases in certain variable expenses which increased in relation to sales, including royalties to the Partnership on sales of two of the five licensed drugs for which the Partnership is entitled to receive royalties. General and administrative expenses were also impacted by increases in payroll and related expenses due to pay increases and personnel additions as well as higher rent and depreciation associated with the Company's new facility, both of which were required to manage the Company's growth.

The 1995 net loss of $1.5 million increased versus the 1994 net loss of $1.1 million. Should the Company not introduce a major new product during the fourth quarter of 1995, it will likely experience a decrease in its gross profit margin and an increase in net losses for the fiscal year due to the increased payroll costs and expanded plant capacity described above as well as expected significant fourth quarter R&D expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its capital asset and working capital requirements and a significant portion of its product development through sales of its equity securities. The Company has also utilized funds provided by the Partnership for research and development.

         The Company's working capital at September 30, 1995 was $7.9 million, compared to working capital of $5.3 million at December 31, 1994. The increase in working capital at September 30, 1995 compared to December 31, 1994 resulted primarily from the completion of a private placement of securities during the third quarter of 1995, which generated net proceeds of $4.5 million to the Company (See Note 5 to accompanying financial statements). This private placement has enabled the Company to finance its increasing accounts receivable, inventories and capital expenditures, as well as fund its increased R&D expenditures and operating losses. The Company continues to use its available cash to finance all of the above.

         Cash and cash equivalents increased $155,000 from December 31, 1994 to September 30, 1995. This increase represents the excess of $4,611,000 received from financing activities less $3,803,000 used in operating activities and $653,000 used for property and equipment purchases.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

         Accounts receivable at September 30, 1995 increased by $713,000 over accounts receivable at December 31, 1994 due to increased sales in 1995. Inventory at September 30, 1995 increased by $1,434,000 over year end 1994 inventory due to a higher level of finished goods to support higher sales, and increased raw materials and work-in-process associated with the Company's validation of its manufacturing process for two additional products awaiting final ANDA approvals. The Company expects inventory to increase further during the last quarter of 1995 in anticipation of the introduction of one or more new products in late 1995 or early 1996. There can be no assurance that the Company's ANDAs for these products will be approved.

         Property and equipment, net of accumulated depreciation, increased $487,000 between December 31, 1994 and September 30, 1995 to meet growing production needs. A large portion of this increase related to equipment purchases for manufacturing and R&D purposes, and to leasehold improvements and furniture in the Company's new facility. The Company took occupancy of such facility in May 1995, thereby freeing up space in its former location to be used for expansion of manufacturing operations.

         As the Company grows, its capital requirements will continue to increase. The Company must be able to finance its inventory requirements and carry accounts receivable arising from sales of existing and new products. Growth also requires the Company to expend funds to make improvements to its facilities and to acquire additional equipment. New product introductions can be particularly capital intensive. The launch of a generic version of a brand product upon expiration of the brand's patent, particularly in a large market product such as Captopril, requires the Company to purchase raw materials to validate its manufacturing process prior to the expiration of the patent. Subsequent to the launch of such a new product, the Company may need to purchase significant quantities of raw materials to allow it to manufacture sufficient inventory to meet customer demand. Also, the Company may consider it necessary to purchase raw materials ahead of an approval in order to be one of the earliest entrants to the market with such generic product when and if such approval is finally received. Additionally, the Company must be able to carry accounts receivable relating to sales of such new products. As discussed above, in some cases, funds must be expended even before the Company receives a final ANDA approval for the product. Such commitment of funds will not result in sales of such product unless and until final approval of the Company's ANDA is received for such product. Depending on the circumstances surrounding new product launches, it can take between four and twelve months from the time the Company pays for the raw materials to the time it collects proceeds from sales of new products. In the event ANDA approval is not received for such new products, the Company may lose funds expended or committed for raw materials relating to such products.

         The Company also requires additional capital to fund research and development efforts. Since the beginning of 1994, the Company has accelerated its research and development efforts and has committed increasing amounts of funds to these efforts. Resources permitting, the Company anticipates that it will continue to increase its research and development efforts during future periods.

         The amount of capital required for all the above will depend, in part, on the timing of ANDA approvals and, accordingly, the timing of the Company's new product introductions, as well as the size of the market of each new product being launched. The factors noted above made it necessary to complete the above

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

described private placement. The Company believes that its available cash will satisfy the Company's capital requirements through March 31, 1996.

         The Company will continue to monitor its growing capital needs and seek additional capital if and when it becomes necessary. The Company regularly reviews its capital needs with its commercial bank and investment banker and believes that capital will be available to meet the Company's needs. There can be no assurance that necessary funding will be available in the future and, if available, that the amounts available will satisfy all of the Company's capital requirements. If the Company is unable to maintain sufficient capital, it will likely be forced to reduce the level of its research and development efforts and to make other necessary changes to its present business plans until such funding can be secured.

                            ROYCE LABORATORIES, INC.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

         See Note 4 to Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of the Company's July 25, 1995 annual meeting of shareholders were previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

         None.

   (b)   REPORTS ON FORM 8-K

         The Registrant filed a Current Report on Form 8-K on August 18, 1995, reporting an item under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Royce Laboratories, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Miami, Florida on the 9th day of November, 1995.

                            ROYCE LABORATORIES, INC.

                            By:      /s/  PATRICK J. MCENANY
                               --------------------------------------------
                               Patrick J. McEnany
                               President and Chief Executive Officer


                            By:      /s/  ROBERT E. BAND
                               --------------------------------------------
                               Robert E. Band
                               Vice President - Finance and Chief Financial
                               Officer