Form 10-K
period 1995-12-31
ROYCE LABORATORIES INC /FL/
filed 1996-03-27
CIK 789462

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from ________________ to ________________
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

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
      None                                                None

           Securities registered pursuant to section 12(g) of the Act:
                     COMMON STOCK, $.005 PAR VALUE PER SHARE
                                (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                        $ 141,616,901 as of MARCH 1, 1996

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     13,424,204 shares of Common Stock, $.005 par value as of March 1, 1996

          List hereunder the following documents if incorporated by reference and the part of the Form 10-K (E.G., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or under the Securities Act of 1933.

THE INFORMATION REQUIRED BY PART III OF FORM 10-K IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WHICH WILL BE FILED IN ACCORDANCE WITH RULE 14A-1 AND SCHEDULE 14A, SUBSEQUENT TO THE DATE OF FILING OF THIS REPORT.

================================================================================

                            ROYCE LABORATORIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.   Business..........................................................   1
Item 2.   Properties........................................................  11
Item 3.   Legal Proceedings.................................................  12
Item 4.   Matters Submitted to a Vote of the Company's Securities Holders...  12

                                    PART II

Item 5.   Market Information................................................  13
Item 6.   Selected Financial Data...........................................  14
Item 7.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...................................  15
Item 8.   Financial Statements and Supplementary Schedules..................  17
Item 9.   Changes in and Disagreements with Accountants on Accounting and
                    Financial Statement Disclosure..........................  17

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant................  18
Item 11.  Executive Compensation............................................  18
Item 12.  Security Ownership of Certain Beneficial Owners and Management....  18
Item 13.  Certain Relationships and Related Transactions....................  18

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  19

                                     PART I

ITEM 1.        BUSINESS.

GENERAL

The Company develops, manufactures and markets generic prescription drugs in solid dosage form (tablets and capsules). Tablets and capsules comprise the largest portion of the prescription pharmaceutical market. At present, the Company manufactures and markets 16 generic prescription drugs in 36 dosage strengths and has received approval on an additional drug in 3 dosage strengths which it has not yet commenced manufacturing and marketing. Additionally, the Company has, at present, abbreviated new drug applications ("ANDAs") pending with the Food and Drug Administration ("FDA") for 10 new products in 16 dosage strengths.

The Company's objective is to increase the number of products offered while being an efficient, low cost manufacturer of generic pharmaceuticals. The Company's product development strategy is to focus on selected niche or overlooked products and on products whose brand name equivalents have U.S. sales of over $100 million. The Company has identified a number of products that it believes offer growth opportunities, such as drugs having a controlled substance as one of their active ingredients and used in pain management, and selected drugs with difficult-to-develop formulations. The Company sells its products, manufactured under its own or a customer's private label, primarily to drug wholesalers, generic drug distributors, retail buying groups, managed care organizations and drug chains. The Company also manufactures products for private label customers.

GENERIC DRUG MARKET

Based on industry sources, the Company estimates that the total generic pharmaceutical prescription sales in drug stores in the United States increased to over $6.0 billion in 1995 from 1994 sales of $5.3 billion. The Company believes that the passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act"), which became effective in September 1984 and established streamlined procedures for the approval of generic drugs, is one of the primary factors leading to increased sales of prescription generic drugs. Between 1995 and 2001 it is estimated that patents will expire for brand-name drugs representing more than $11 billion in 1993 annual sales in the U.S. Reforms and cost containment efforts in the health care industry, such as the transition from traditional insurance-based health care cost reimbursement to controlled cost managed care programs that encourage or require the use of all available generic drugs, the widespread passage of state legislation that permits or encourages pharmacists to substitute generic drugs in filling prescriptions and the proliferation of large-volume drug purchasers (e.g., HMOs, preferred provider networks and mail order distributors) that are financially motivated to use generic drugs where available, have all contributed to higher sales of generic drugs. In addition, there is increased awareness and acceptance by consumers, physicians and pharmacists that generic drugs are the therapeutic equivalents of brand-name drugs.

The Company believes that the market for generic drugs will continue to grow because demographic changes are increasing the volume of drugs sold and the pressure to contain health care costs is continuing. The elderly consume significantly more drugs than younger people, and the Company believes that the market for all drugs will continue to grow as the average age of the United States population increases. Health care costs continue to escalate and insurance companies, self-insured employers, governmental agencies and other health care managers and payors continue to seek ways to contain costs. According to industry sources, it is estimated that 40% of the U.S. population, or 104 million people, are enrolled today in a managed care plan. In addition, more than half of all physicians are affiliated with at least one managed care plan. The Company believes that because of these factors, generic drugs are likely to become an increasingly significant element of health care cost containment effort in the coming years.

PRODUCTS

               The Company's has received ANDA approvals for or markets the following products:
                                                                                                  NUMBER OF
                                                          BRAND NAME             THERAPEUTIC        DOSAGE
PRODUCT NAME                                              EQUIVALENT                CLASS         STRENGTHS         APPROVAL DATE
------------                                              ----------                -----         ---------         -------------
1.    Hydrocodone Bitartrate/                   Lorcet(R), Lortab(R)                Narcotic         6                 March 1996
      Acetaminophen                         Vicodin(R), Vicodin(R)ES               analgesic
                                                      Lorcet(R) Plus

2.    Captopril(1)                                        Capoten(R)       Anti-hypertensive         4              February 1996


3.    Hydroxychloroquine Sulfate(2)                     Plaquenil(R)         Anti-rheumatoid         1              November 1995
                                                                                  Arthritis

4.    Piroxicam(1)                                        Feldene(R)       Anti-inflammatory         2             September 1995

5.    Pindolol(1)                                          Visken(R)       Anti-hypertensive         2              February 1995

6.    Acetaminophen and                             Tylenol(R) with                 Narcotic         3              December 1994
      Codeine Phosphate(3)                                  Codeine                analgesic

7.    Cyclobenzaprine Hydrochloride(1)                   Flexeril(R)         Muscle relaxant         1              November 1994

8.    Hydroxyzine Hydrochloride                            Atarax(R)            Tranquilizer         3                 March 1994

9.    Baclofen                                           Lioresal(R)         Muscle relaxant         2               January 1994

10.   Lorazepam                                            Ativan(R)            Tranquilizer         3               October 1991

11.   Perphenazine and Amitriptyline                      Triavil(R)         Anti-depressant         4               October 1991
        Hydrochloride

12.   Amiloride Hydrochloride and                       Moduretic(R)       Anti-hypertensive         1                  July 1991
        Hydrochlorothiazide

13.   Doxepin Hydrochloride                              Sinequan(R)            Tranquilizer         3                 March 1991

14.   Chlorzoxazone                                 Parafon Forte(R)         Muscle relaxant         1                August 1989

15.   Yohimbine Hydrochloride                               Yocon(R)         Sympathicolytic         1              Not  required
                                                                               and mydriatic

16.   Quinine Sulfate Capsules(4)                             None            Anti-malarial          1              Not  required

17.   Quinine Sulfate Tablets(4)                              None            Anti-malarial          1              Not  required

------------------
(1) Each of these products is subject to a license agreement between the Company and Royce Research and Development Limited Partnership (the "Partnership"). See "Strategic Relationships."

(2) This product is subject to a license agreement between the Company and the formulator of the drug. See "Strategic Relationships".

(3) The Company is not marketing this drug at this time, but rather is currently evaluating the profit potential for this drug prior to manufacturing and marketing it.

(4) In April 1995, the FDA published a proposed rule stating that Quinine Sulfate will become a prescription drug and urging manufacturers to comply with the prescription labeling requirements. In July 1995, the Company converted labeling for this product to bring it into compliance with the proposed FDA rule.


During 1995, four of the Company's products each individually accounted for more than 10 percent of the Company's gross sales (the largest of these products accounts for approximately 18 percent of the Company's gross sales) and together collectively accounted for approximately 58 percent of the Company's gross sales. During 1994, four of the Company's products each individually accounted for more than 10 percent of the Company's gross sales (the largest of these products accounted for approximately 22 percent of the Company's gross sales) and together collectively accounted for approximately 69 percent of the Company's gross sales.

The Company believes that as new products are developed and approved, sales of the Company's largest products relative to total sales and the Company's dependence thereon may vary from period to period.

The Company currently has ANDA submissions pending with the FDA for 10 additional products in 16 dosage strengths. Of the products currently pending, five are narcotic analgesics, two are tranquilizers, one is a muscle relaxant, one is an anti-hypertensive and one is an anti-inflammatory. Patent protection for all of the products as to which the Company has an ANDA pending has expired.

Products with a controlled substance as one of their active ingredients are subject to extensive regulation and to a quota system which requires approval of the Drug Enforcement Administration before controlled substance raw materials can be purchased. Although there can be no assurance, the Company believes that it will receive a sufficient quota of the controlled substance raw materials required to manufacture and market its controlled substance products. See "Government Regulation" and "Raw Materials" below.

PRODUCT DEVELOPMENT STRATEGY

The Company intends to pursue a strategy of developing a variety of generic products, focusing primarily on selected niche or overlooked opportunities, as well as on drugs whose brand-name equivalents have U.S. sales of over $100 million. Products are chosen for development primarily based on the patent or marketing exclusivity expiration date, market size and potential, anticipated competition, availability of active ingredients and manufacturing requirements.

The Company has identified a number of products that it believes offer growth opportunities, such as drugs having a controlled substance as one of their active ingredients which are used in pain management, certain smaller products for which patent protection has expired and which are not being marketed by other generic drug manufacturers and selected drugs with difficult-to-develop formulations. The Company believes that products such as these will offer a significant opportunity and generally face less competition in the marketplace.

The Company also intends to focus on developing generic versions of high-volume drugs whose patent or marketing exclusivity is nearing expiration. The Company will seek to be among the first to offer such products. While such high-volume drugs generally face significant competition, even a small market share of a drug generating in excess of $100 million in revenue would be significant and would enable the Company to broaden the range of products which it offers to its customers. Recent changes in U.S. patent terms connected with the General Agreement on Tariffs and Trade (GATT) have resulted in extensions to the patent terms for several products which the Company is considering for future development.

The Company believes that the time required for the development and approval of the products which it plans to market should take approximately two to three years from the time the Company identifies a drug for which it will seek an ANDA through the date that FDA approval is obtained. This time period has, in the past, been longer and may be longer in the future. The Company is presently engaged in research and development with respect to more than 15 generic prescription products. The Company expects to file ANDAs for approximately 6 to 12 products over the next twelve months. There can be no assurances as to whether products can be developed or whether ANDAs filed will be approved. See "Government Regulation" below for a description of the approval process for ANDAs.

SALES AND MARKETING

The Company markets its products to drug wholesalers, generic drug distributors, retail buying groups, drug chains, other drug manufacturers, health care institutions and governmental agencies. The Company markets its products primarily through direct contact by the Company's regional sales managers, telemarketing efforts, responding to requests for proposals and bids, and through independent sales representatives. The Company advertises in trade journals and uses direct mailing to independent drug stores, among other promotional activities targeted to the pharmaceutical industry.

The Company sells its products either under its own label (approximately 42 percent of net sales for 1995) or under a customer's private label (approximately 58 percent of net sales for 1995). The Company intends to continue manufacturing products under a customer's private label and believes that its willingness to offer private label products provides an additional opportunity for growth, since many of the larger generic drug manufacturers do not manufacture private label products.

The Company has over 250 customers, which include various divisions of large individual wholesalers. Customer service is an integral part of the Company's focus. Maintaining adequate inventories, making timely delivery of its products and providing support services are emphasized by the Company in order to serve its customers better.

During 1995, two of the Company's customers, Qualitest and Zenith-Goldline, accounted for 13 percent and 12 percent, respectively, of the Company's net sales. During 1994, sales to two of the Company's customers accounted for 14 percent and 10 percent, respectively, of the Company's net sales. No other customer accounted for more than 10 percent of net sales in either 1995 or 1994. The Company's top ten customers for these years accounted for approximately 62 percent and 60 percent, respectively, of net sales. The loss of any of these customers may have an adverse effect on the Company's operations.

STRATEGIC RELATIONSHIPS

The Company believes that strategic marketing relationships with customers and drug companies in the U.S. and other countries could contribute to increased sales and gross profit. The Company has entered into several agreements with this objective in mind.

The Company has a license agreement with Wille Laboratories, PTY. Ltd. ("Wille"), a pharmaceutical manufacturer located in Queensland, Australia. The license permits Wille to develop, manufacture and market the licensed products in the Pacific Rim markets, including Australia, New Zealand, Japan, Taiwan and Hong Kong (the "Territory"). The only product licensed to Wille at this time is Captopril. Under the agreement, the Company will receive a minimal initial fee and additional minimal fees while Wille is pursuing regulatory approvals to manufacture and market the licensed products in the Territory. Thereafter, if Wille is able to obtain such requisite approvals, the Company will receive a royalty from Wille with respect to any sales of the licensed products by Wille in the Territory. There can be no assurance that any regulatory applications filed by Wille with the appropriate governmental authorities in the Territory will be approved. Although the Company and Wille have agreed that Captopril will be licensed under the agreement, there can be no assurance that any other products will be licensed under such agreement. The Company is not obligated under such agreement to license any products to Wille other than Captopril, and Wille is not obligated to accept a license for any additional product from the Company.

The Company has an option agreement with a customer, whereby the customer was granted a five-year option to purchase shares of the Company's common stock at $1.875 per share, upon the satisfaction of certain purchase targets. Options earned are determined as of June 30 of each year based on the previous 12 months' purchases by the customer. As of December 31, 1995, the maximum number of options which the customer may earn through the end of this agreement in June 1996 is 106,666 options. If the customer earns options for the contract year ended June 30, 1996, and at that date a spread exists whereby the fair market value per share exceeds the option price (the "Spread"), the Company will record a charge to earnings equal to the Spread times the number of options earned.

The Company has an agreement with another customer whereby the customer agreed to engage the Company as its sole supplier of the Company's present and future products for a five year period, subject to certain exceptions. In return, the Company granted the customer stock options to purchase up to 50,000 shares of common stock at $6.00 per share, the market price on the date of grant. Such options vest at the rate of 9,000 per year, with 5,000 options vesting upon entering into this agreement. In connection with this agreement, the Company has recorded a charge to earnings of approximately $66,000 in 1995.

The Company has a license agreement with Pharmascience, Inc. ("Pharmascience"), a Canadian pharmaceutical company. Pursuant to the agreement, Pharmascience licensed the right to manufacture or purchase from the Company at normal selling prices and distribute eight of the Company's products under the Pharmascience private label (including two products as to which the Company does not presently have an approved ANDA). In connection with the agreement, Pharmascience is obligated to seek regulatory approval of these products for sale in Canada. Canada has a generic drug approval procedure similar to that of the United States. The Company will receive a royalty of 5% on Pharmascience's net sales of the licensed products in Canada for a period of five years starting from the date of the first commercial sale of each licensed product by Pharmascience, if and when the products are approved for sale in Canada.

The Company has an agreement with Duramed Pharmaceuticals, Inc. ("Duramed"), whereby Duramed markets and distributes nine of the Company's current products (excluding Hydroxychloroquine Sulfate, Captopril and Hydrocodone Bitartrate) on an exclusive basis to a select group of warehousing drug chains and to other classes of trade, on a non-exclusive basis, under the Duramed label. The agreement is for an initial three-year term, renewable annually thereafter.

With respect to one of its products, the Company has a perpetual license agreement with the formulator of the drug whereby the Company has agreed to pay the formulator a sliding royalty with a maximum of 10 percent of net sales of this product for a ten-year period. In 1994, the Company paid the formulator certain fees (approximately $70,000) when the Company received an acceptable bioequivalency study for this drug and charged such fees to expense. In 1995, the Company issued 10,695 shares of unregistered common stock upon the filing of an ANDA for this drug and accordingly charged $24,000 to expense. Additionally, the Company expensed royalties of $38,000 for this product in 1995.

Royce Research and Development Limited Partnership I (the "Partnership") developed five products (the "Licensed Drugs") pursuant to the terms of a license agreement (the "License Agreement") between the Company and the Partnership. The Partnership was funded with approximately $1.0 million. Royce Research Group, Inc., a wholly owned subsidiary of the Company, is the general partner of the Partnership, for which it earns an administrative fee based on sales of the Licensed Drugs, and, owns a one percent interest in the Partnership. Unaffiliated investors own the limited partnership interests.

Under the terms of the License Agreement, the Company granted to the Partnership an exclusive irrevocable license to the Licensed Drugs (for a term of five years from the date of the first commercial sale of each of the Licensed Drugs), and received from the Partnership licensing fees for the Licensed Drugs, third party out-of-pocket expenses for raw materials and bioequivalency studies relating to the Licensed Drugs, and $50,000 for a one-percent royalty interest in the gross revenues derived from the commercial sale of Piroxicam for a three-year period from the time it is first commercially sold. After the expiration of such five year term, all rights to the Licensed Drugs revert back to the Company. All of the Partnership funds were expended developing the five Licensed Drugs. As of March 1, 1996, the Company had received approvals for three of the Licensed Drugs and had ANDAs pending for the other two Licensed Drugs. In addition, the Company received FDA approval for Piroxicam in 1995. There can be no assurance that the FDA will approve the pending ANDAs for the remaining Licensed Drugs.

In return for funding the development of the Licensed Drugs, the Partnership will receive a royalty of 10 percent of the net revenues generated by sales of the Licensed Drugs over a five-year term commencing with the first commercial sales of these drugs. During 1995, the Company accrued royalties of $69,000 to the Partnership.

COMPETITION

The Company competes with generic drug manufacturers, brand name pharmaceutical companies that manufacture or market generic drugs, the original manufacturers of brand name drugs that continue to produce such drugs after their respective patents expire or introduce generic versions of their branded products, and manufacturers of new drugs that may compete with the Company's generic drugs. Many competitors have a greater number of products on the market and have greater financial and other resources than the Company, allowing them to devote greater resources to research and development and marketing.

The generic drug industry is highly competitive. Most generic drugs enjoy relatively short periods of limited competition. The introduction of a new generic drug typically is followed by the introduction of other competitive generic products into the marketplace, which results in significant declines in prices and profit margins. Generic drug manufacturers must frequently introduce new products in order to retain their profitability and sales volume. Approvals for new products may have a synergistic effect on a company's entire product line, since orders for new products are frequently accompanied by, or bring about, orders for other products available from such company. The Company believes that price is a significant competitive factor, particularly as the number of generic manufacturers which produce a particular product increases. The Company's current product line consists mainly of mature generic pharmaceutical products. The Company faces competition with respect to these products. The Company's product development strategy is, in part, intended to attempt to market products subject to lower levels of competition.

The principal competitive factors in the generic pharmaceutical market are the ability to be one of the first to introduce a product after a patent expires, product price, product quality, methods of distribution, reputation, customer service and breadth of product line. The Company believes that its commitment to service and quality and its willingness to produce private label products for its customers will enhance its ability to compete with other drug manufacturers.

The Company's brand-name competitors may, in the future, attempt to prevent or discourage the use of generic equivalents through litigation and negative public relations campaigns. Some brand-name competitors also have introduced generic versions of their own branded products prior to the expiration of the patents for such drugs, which may result in a retention of a larger portion of the market share available to generic products by these companies following expiration of the applicable patents.

GOVERNMENT REGULATION

GENERAL

The research and development, manufacture and marketing of the Company's products are subject to regulation by the FDA and the Drug Enforcement Administration ("DEA") in the United States and by comparable authorities in other countries. These national authorities and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, labeling, storage, record keeping, advertising and promotion of the Company's products.

Almost every state and the District of Columbia has drug product selection legislation that repeals, in part or in whole, previous laws prohibiting the substitution of generic drugs in prescriptions for their brand-name counterparts. Drug product selection legislation generally permits or encourages pharmacists to substitute equivalent generic prescription drug products for brand-name pharmaceutical products prescribed by physicians, usually where such substitution has been either authorized or not prohibited by the prescribing physician.

The Federal Food, Drug, and Cosmetic ("FDC") Act, the Controlled Substances Act ("CSA"), and other federal statutes and regulations govern or influence all aspects of the Company's business. Noncompliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecutions. In addition, administrative remedies can involve the recall of products, as well as the refusal by the FDA to approve pending applications or supplements to approved applications. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures and has significant additional authority under the Generic Drug Enforcement Act of 1992.

FOOD AND DRUG ADMINISTRATION

Except in limited circumstances, FDA approval is required before any dosage form of any new drug, including generic equivalents of a previously approved drug, can be marketed. A drug that is not generally recognized by qualified experts as safe and effective for its intended use, or that is a generic equivalent of a previously approved prescription drug, is deemed to be a "new" drug requiring FDA approval. There are two primary types of applications currently needed to obtain FDA approval of a new drug, a full new drug application ("NDA") and an ANDA.

The full NDA typically applies to any drug with active ingredients not previously approved by the FDA. For the NDA, a prospective manufacturer must conduct and submit to the FDA complete pre-clinical and clinical studies to prove that drug's safety and efficacy. The FDA usually requires two adequate and well-controlled clinical studies to support approval, as well as pre-clinical animal toxicology studies for supporting safety. An NDA may also be submitted for a drug with a previously approved active ingredient if the abbreviated procedure discussed below is not available. If a company obtains approval of a full NDA for a drug with an active ingredient that has not been previously approved by the FDA, the company is generally entitled to five years of marketing exclusivity during which period ANDAs may not be filed for FDA approval. None of the Company's products currently in development is believed to require a full NDA.

An ANDA is similar to an NDA except that the FDA waives the requirement to conduct complete pre-clinical and clinical studies to prove safety and efficacy. Instead, for drugs that contain the same active ingredient and are intended for the same use as drugs already approved for use in the United States, the FDA ordinarily requires only bioavailability data demonstrating that the generic drug formulation is, within an acceptable range, bioequivalent to a previously approved drug. "Bioequivalence" compares the bioavailability of one oral dosage form of a drug product with another and, when established, indicates that the rate of absorption and the levels of concentration of the generic drug in the body are substantially equivalent to those of the previously approved equivalent drug. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the bloodstream needed to produce a therapeutic effect. The FDA review period can last between 12 and 30 months and the outcome is not certain. The Company's products have been and in the future will likely be developed pursuant to the ANDA procedure.

All applications for FDA approval of drug products must contain information relating to product formulation, stability, manufacturing process, packaging, labeling and quality control. The manufacturer must establish that the methods, facilities, and controls used in connection with the production, processing, packaging, and storage of the drug meet FDA requirements embodied in FDA regulations and guidelines, generally referred to as the current good manufacturing practice ("cGMP") requirements. Compliance with cGMP is required at all times during the manufacturing and processing of drugs. Such compliance requires considerable Company time and resources in the area of production and quality control studies performed to establish that the drug will be safe and effective for its intended uses. The Company believes that it is in substantial compliance with cGMP requirements.

The FDA may not approve an ANDA if applicable regulatory criteria, including compliance with cGMP requirements, are not satisfied. The FDA may require additional testing, or manufacturing or quality control changes. Even if such data are submitted and such changes are made, the FDA may ultimately decide that the ANDA does not satisfy the criteria for approval. Following approval of an ANDA, the FDA expects the applicant to conduct extensive in-process and finished products testing on consecutive batches made in the initial manufacturing campaign to validate the reliability of all critical processes during full-scale commercial production. This is commonly referred to in the industry as the post-approval or pre-shipment validation process. Only after all processes have been shown through test data to produce consistent results within quality specifications will the FDA permit commercial distribution. Accordingly, following the approval of an ANDA, several weeks or months may be required to complete testing and the FDA pre-shipment validation process. Product approvals may be withdrawn by the FDA if compliance with regulatory standards is not maintained or if new evidence demonstrating that the drug is unsafe or lacks efficacy for its intended uses becomes known after the product reaches the market.

In 1988, the House Subcommittee on Oversight and Investigations launched an investigation into possible wrongdoing by FDA officials and several generic drug manufacturers pertaining to the ANDA approval process. Concurrently, the U.S. Department of Justice initiated a similar investigation. Both investigations revealed instances of criminal activity by certain FDA employees and by the drug manufacturers and their employees. Five FDA employees pleaded guilty to fraud and the FDA was accused of being lax in its regulation of the generic drug industry. Several generic pharmaceutical manufacturers were charged with giving illegal gratuities to certain FDA officials, substituting branded products for their own in studies required by the FDA, or engaging in other fraudulent or unapproved product development practices. As a result of these investigations, over 200 generic products were recalled, an extensive investigation of the generic pharmaceutical business was initiated by the FDA, and there was a dramatic slowing of the ANDA approval process.

The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA by authorizing the FDA to permanently or temporarily debar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approvals and suspend applications to market generic drugs. The FDA must debar companies or individuals convicted of a federal felony for conduct relating to the development or approval of an ANDA, and may debar persons convicted of other misconduct. In addition to debarment, the FDA may refuse to approve an ANDA if the applicant is under active federal criminal investigation for (i) bribery, or
(ii) making material false statements in connection with any ANDA, or if a significant question has been raised regarding the integrity of the approval process or the reliability of the data in the ANDA. The FDA also has authority to withdraw approval of an ANDA under certain circumstances and to seek civil penalties. The FDA can also significantly delay the approval of any ANDAs under the Application Integrity Policy. See "Validity Assessment Program" below.

All new drugs require FDA premarket approval. However, certain products may be exempt from such approval if they were marketed in the United States prior to 1938 and were subject to the Food and Drugs Act of 1906 and whose labeling has not changed since 1938. On this basis, the Company and certain other firms currently market Yohimbine Hydrochloride and Quinine Sulfate without NDA or ANDA approval. However, there is no assurance that the FDA will continue to agree with this basis for marketing and will not require the products to be removed from the market until such an application is approved.

Quinine Sulfate is currently the subject of FDA over-the-counter ("OTC") drug review, an FDA administrative program which involves review of the safety and efficacy of active ingredients and label claims for marketed OTC drugs. Following expert panel review of the drug, FDA makes a determination whether to publish a final monograph prescribing the ingredients and labeling for the OTC drug. Publication of a final monograph means that an OTC product that complies with the monograph may be marketed without FDA pre-market approval, whereas a decision not to publish a final monograph means that the product cannot be sold for that indication without pre-market approval. While the OTC drug review proceeds, a product that contains an ingredient and bears claims that are included in the review may continue to be marketed pending the final outcome.

In May 1993, the FDA published a final order removing Quinine Sulfate from the market as an internal analgesic. In August 1994, the FDA published a final order effective February 22, 1995 removing Quinine Sulfate from the market for treating nocturnal leg muscle cramps. Quinine Sulfate is still currently available as a prescription drug for treating chills and fever of malaria. The FDA plans to issue a final decision regarding proper labeling for this indication in the future. The Company believes that the FDA intends that Quinine Sulfate will be marketed as a prescription drug in the future, and that the FDA will not take any action which results in the removal of Quinine Sulfate from the marketplace. If the FDA were to require an NDA approval for this product, it might require the Company to obtain such an approval before continuing to market this product. In such event, the Company will evaluate the economic feasibility of developing an NDA for this product.

Sales of products are also subject to regulatory requirements governing human clinical trials, and regulations regarding workplace safety, environmental protection and hazardous substance controls, among others. The Company believes that it is in substantial compliance with all such laws which are applicable to its business.

DRUG ENFORCEMENT ADMINISTRATION

Certain products are regulated under the CSA, which requires controlled substance distributors and controlled substance manufacturers to be registered with the DEA. The DEA has extensive enforcement powers over controlled substance manufacturers and distributors, including the power to seize products, enjoin the manufacture or distribution of these products, or criminally prosecute and/or impose fines against firms and individuals that violate the CSA or DEA regulations.

The Company is currently subject to the CSA and DEA regulations for marketing and distribution of three of its approved products and would be subject to such regulations with respect to six additional products for which the Company has ANDAs pending before the FDA. The Company believes that it has complied with all requirements imposed on the controlled substance products sold or proposed for sale or testing by the Company relating to the premarket development, research, production, sale and marketing thereof, pursuant to the federal CSA and applicable state controlled substances laws. Furthermore, the Company believes that it has complied with all requirements imposed on implementing regulations promulgated by the DEA thereunder, and any policies issued by the DEA concerning the development, production, distribution, sale and marketing of such controlled substances, including any conditions for approval or acknowledgments, such as issuance of all registration and licensing applications, and/or any other requirements, such as physical security, record keeping, reporting and filing requirements, that are specific to such controlled substances.

VALIDITY ASSESSMENT PROGRAM

The Application Integrity Policy ("AIP") was established by the Office of Generic Drugs of the FDA "to investigate wrongful acts by some firms submitting ANDAs, such as committing fraud, making untrue statements of material facts, committing bribery, or paying illegal gratuities." Under this policy, if the agency suspects fraud in any new drug application, it may defer substantive review of the application until the applicant has taken the appropriate corrective actions to establish the scientific data's reliability. A company suspected of fraudulent activity in the submission of an application may be placed in the Validity Assessment Program.

The Validity Assessment Program was established by the FDA as part of its Application Integrity Policy (originally called the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy). The Validity Assessment Program is intended to establish means by which a drug company or other regulated firm, suspected by the FDA of seeking to subvert the FDA's review and approval of premarket applications, may seek to restore the FDA's confidence in the integrity of its applications.

In order to be removed from the Validity Assessment Program, a company must have an audit performed by an outside consultant to identify all the wrongful acts associated with the application submitted to the FDA, and provide all the reports to the FDA; develop procedures and controls to prevent the violations from recurring; provide the FDA with a written corrective action plan to ensure the validity and integrity of product application data; and remove from authority anyone responsible for any fraudulent conduct that may have been discovered. If the FDA determines that a company has satisfied the requirements of the Validity Assessment Program, it will remove the company from such program and continue its substantive review of the new drug applications pending before the FDA.

In February 1992, in connection with an inspection of the Company's manufacturing facility, the FDA raised questions about the data underlying the Company's ANDAs for Minoxidil, one of the Company's previously approved products. After investigating the FDA's concerns with respect to this product, the Company withdrew this product. The Company also investigated, and in May 1992 withdrew, its ANDAs for a second product, Haloperidol, after similar questions were raised regarding the data underlying these ANDAs. These products were developed and these ANDAs were approved in 1986 and 1987, prior to employment by the Company of the Company's current management and product development personnel. In the Company's and the FDA's investigations of these applications, which investigations took place between February 1992 and April 1992, it was determined that there were a number of apparent discrepancies in the underlying data that support these applications and that there was insufficient documentation to justify certain of the instances where data was not included in these applications. Based on these findings, the Company voluntarily withdrew its ANDAs relating to these two products and initiated a product recall for these products.

In early April 1992, the FDA conducted a further examination of the Company's ANDA for Piroxicam (the Company had received a tentative approval of its ANDA for Piroxicam in September 1991). On April 21, 1992, the Company was advised by the FDA that its ANDA for Piroxicam was deficient and, therefore, not approvable as submitted. The FDA enumerated a number of discrepancies and inconsistencies contained in the ANDA, which had originally been filed in 1989, and advised the Company that unless these issues were resolved to their satisfaction, the Company might have to provide data on new test batches manufactured in accordance with cGMP, including the results of new bioequivalency studies, as appropriate, to support approval of the product.

The Company was placed in the Validity Assessment Program in July 1992. During the period in which the Company was in the Validity Assessment Program, the FDA did not review any of the Company's pending ANDAs or accept ANDAs for new products. Further, during this period, the Company's ANDAs for all of its pending and approved products were audited by Company personnel under the supervision of an independent consultant approved by the FDA. The FDA also conducted an intensive inspection of the Company's facility and all of the documentation supporting the Company's pending and approved ANDAs. Additionally, the Company was required to develop procedures and controls to prevent violations from recurring and provide the FDA with a corrective action plan to assure the validity and integrity of the Company's product application data. The Company was released from the Validity Assessment Program on December 16, 1993. In connection with its release from the Validity Assessment Program, the Company withdrew its then pending ANDA for Piroxicam. The Company filed a new ANDA for this product in March 1994, which ANDA was approved in September 1995. Since its release from the Validity Assessment Program, the Company has received ANDA approvals for nine products.

HEALTH CARE POLICY AND REIMBURSEMENT

The methods of reimbursement and fixing of reimbursement levels under Medicare, Medicaid and other reimbursement programs are under active review by federal, state and local government entities as well as by private third-party reimbursers and political pressure to contain health care costs at the federal and state levels is increasing. In addition, Medicaid legislation requires that all pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. In 1995, the required rebate for generic drug manufacturers was 11% of the Company's Medicaid-reimbursed drug sales.

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. During 1994, the Clinton administration proposed comprehensive legislation, known as the Health Security Act, to reform the health care system (which legislation did not pass). The Health Security Act mandated basic health care benefits for all Americans, sought to control health care expenditures by placing caps on private health insurance premiums and Medicare and Medicaid spending, and proposed the creation of large insurance purchasing alliances. Although the proposed Health Security Act did not contain any provisions which directly regulate generic drug manufacturers, members of the Clinton administration and Congress have expressed interest in controlling the prices that pharmaceutical companies charge for their products. The Health Security Act did contain inducements for patients and providers to use generic drugs, where available. Members of Congress have introduced other health care reform proposals whose possible impact on generic drug manufacturers is uncertain. None of these proposals has been adopted. It can also be anticipated that the Clinton administration will propose new health care reform legislation in the future. In addition, several states in which the Company distributes its products have passed or are considering their own health care reform legislation. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies and that public debate on these issues will continue. Because of the uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the generic drug industry in general or the Company in particular.

RAW MATERIALS

The raw materials essential to the Company's business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured abroad. The ANDA process requires specification of raw material suppliers, and only one source has been approved for the active ingredient used in all but three of the Company's products. The Company has filed supplements with the FDA to add a second source of supply for several of its products. Two of these supplements have been approved. There can be no assurance as to if and when the Company's other supplements will be approved. In the event that raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier, if available, would be required, which could cause a delay of between six and twelve months in the manufacture of the drugs involved and the consequent loss of revenues. The Company experienced raw material shortages during 1995 on one of the Company's least significant products and there can be no assurance that such shortages will not recur in the future. Additionally, arrangements with foreign suppliers are subject to certain additional risks, including the availability of governmental clearances, import/export duties, political instability, currency fluctuations and restrictions on the transfer of funds. Certain controlled substances are also subject to a DEA quota system and may not be available in sufficient quantities for the Company to realize its sales potential of such products.

The Company has recently entered into a development agreement with a raw material supplier to develop two products and to purchase its raw materials requirements for these products from the supplier. The Company currently has ANDAs pending for both of these products. So long as the Company obtains approval of its pending ANDAs within a specified time period and thereafter satisfies certain purchase requirements, the supplier has agreed that the Company shall be its exclusive customer for this raw material in the United States, Canada and Mexico. There can be no assurance that the Company will obtain approval of the ANDAs filed for these products.

PRODUCT LIABILITY

Product liability claims constitute a risk to all pharmaceutical manufacturers. The Company maintains what it believes to be adequate product liability insurance, although there can be no assurance that the coverage limit of such policy will be adequate or that the cost of such insurance will not increase. The Company's insurance provides coverage on a claims-made basis and is subject to annual renewal. The insurance may not be available in the future on acceptable terms or at all.

PATENTS, TRADEMARKS, AND LICENSES

Since the Company's current business is manufacturing products for which patents have expired, it is not anticipated that any of the Company's products in the near future will be patented. However, the Company may develop new products and obtain patents for them in the future. The name Royce(R) and its design are registered as a trademark with the Department of State of Florida and with the U.S. Patent and Trademark Office.

EMPLOYEES

The Company employed 131 persons as of February 20, 1996. No employees are members of a collective bargaining unit under a union representation contract. The Company believes that its relationships with its employees is good.

ITEM 2. PROPERTIES.

The Company's manufacturing plant is located in a 25,000 square foot leased facility in Miami, Florida under a lease expiring July 31, 2000. Under its lease, the Company is required to lease an additional 10,200 square feet of space attached to the existing premises no later than November 1996. The Company also has two five-year renewal options. Annual rent prior to and after taking possession of such additional space totals $137,000 and $183,000, respectively, subject to annual cost of living increases. Under the lease, the Company has an option to purchase the entire 35,000 square foot building, and an adjacent building of approximately 42,000 square feet, throughout the term of the lease, including renewal periods.

In October 1994, the Company entered into a lease for a 40,000 square foot facility. The lease is for a period of 10 1/2 years, commencing on November 1, 1994 and ending on April 30, 2006. The Company has two additional five year options. Included in the lease are options to purchase the leased property during the first year and the sixth year of the lease term and a right of first refusal to purchase any buildings owned by the lessor to the east of the leased property. The lease can be terminated by the Company upon 180-day written termination notice and payment of a termination fee. Annual rent under this lease totals $195,000. The Company commenced occupancy of this second facility in May 1995. Currently, it houses the Company's administrative, sales and finance departments and warehouse operations. The Company anticipates that during 1996 it will move its research and development laboratory into the new facility. The Company's manufacturing facility is also undergoing reconfiguration to expand the Company's manufacturing operations.

The Company believes that its two leased facilities will be sufficient to meet its requirements over at least the next 18 months.

The Company owns significantly all of its manufacturing and laboratory equipment. The Company has equipment for all stages of manufacturing tablets and capsules, including machinery for blending and agitating raw materials, compressing tablets, encapsulation, bottling and packaging, and labeling. The Company currently contracts for tablet coating with outside vendors and intends to perform tablet coating at its manufacturing facility in the near future. The Company's laboratory also includes computerized testing and data analysis equipment for quality control and is also equipped for in-house research and development.

ITEM 3. LEGAL PROCEEDINGS.

In February 1993, the Securities and Exchange Commission initiated a formal investigation into possible violations of the federal securities laws by the Company and certain of its officers and directors. The SEC's examination is focusing on the Company's public disclosure during the period between July 1991 and April 1992 regarding the status of the Company's ANDAs for Piroxicam and Minoxidil and on sales of securities during this period by certain persons, including Company executive officers and/or directors Patrick J. McEnany, Richard W. Gross, Rick A. Wilber, Abul Bhuiyan and Nilkanth Patel. The Company believes that the SEC investigation is ongoing. While no assurances can be given as to the outcome of the SEC's investigation, the Company does not believe that such outcome will have a material adverse effect on the Company's financial condition or results of operations.

In January 1994, the Company was sued for securities violation by one of its shareholders who opted out of the settlement of the Company's class action litigation settled during 1993. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a description of the class action litigation. The suit, DINESH SHAH V. ROYCE LABORATORIES, INC. AND CHATFIELD DEAN & CO., INC., 94 CIV 0061 (S.D. N.Y.) which has also been brought against one of the underwriters of the Company's January 1992 public offering, alleges that the Company's January 9, 1992 prospectus was false and misleading. The suit seeks rescissory damages for violations of Section 11 of the Securities Act of 1933 in the amount of approximately $40,000 plus interest. The Company is vigorously defending this suit and believes it has a meritorious defense. No assurances can be given as to the outcome of this matter.

On August 4, 1995, the Company was sued by Bristol-Myers Squibb Company, Inc. and E.R. Squibb & Sons, Inc. (collectively, "Bristol-Myers") in the Southern District of Florida with respect to Captopril (Case No. 95-1682-CIV-Davis), the Company's generic equivalent to Bristol-Myers' anti-hypertensive drug, Capoten(R). See the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 for a description of this litigation.

On November 1, 1995, the United States Court of Appeals for the Federal Circuit (the "Circuit Court") determined that as a matter of law, the safe harbor provisions of GATT do not permit the Company to make, use or sell Captopril prior to the February 13, 1996. The Circuit Court further concluded that as a result of its finding, the statutory bar against FDA approval of the Company's ANDA for Captopril prior to February 13, 1996 remained in effect. The Company appealed the Circuit Court's decision to the U.S. Supreme Court; however, the Supreme Court did not grant certiorari and the matter has now been remanded to the District Court.

While there can be no assurance, the Company does not believe that this litigation will have a material adverse impact on its financial position or results of operations.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SECURITIES HOLDERS

No matters were submitted to a vote of the Company's securities holders during the fourth quarter of 1995.

                                     PART II

ITEM 5. MARKET INFORMATION

The Company's common stock is traded on the over-the-counter market under the symbol "RLAB." The following are the average high and low closing bid and ask prices on NASDAQ for the quarterly periods shown. Such prices represent quotes or prices between dealers in securities and do not include retail markup, markdown, or commission and may not necessarily represent actual transactions:

YEAR ENDED 1994                                  HIGH                    LOW
---------------                                  ----                    ---
First Quarter                                    $8.00                  $6.13
Second Quarter                                    6.13                   3.00
Third Quarter                                     4.75                   2.75
Fourth Quarter                                    5.43                   3.50

YEAR ENDED 1995
---------------
First Quarter                                    $8.88                  $4.50
Second Quarter                                    8.19                   5.38
Third Quarter                                     9.75                   6.19
Fourth Quarter                                   10.38                   7.19

YEAR ENDED 1996
---------------
First Quarter (through March 1, 1996)           $11.75                  $8.88

On March 1, 1996, the closing average of the bid and asked prices of the common stock on NASDAQ was $11.25 per share. At March 1, 1996, there were issued and outstanding 13,424,204 shares of the common stock held, of record, by 9,905 holders of record (including nominees). The Company believes that there are over 13,500 beneficial holders of its common stock. Additionally, as of the same date, there were warrants and options outstanding to purchase an additional 2,493,061 shares of common stock at prices ranging from $0.75 to $25.41.

The market prices for securities of companies engaged primarily in the development, manufacture and marketing of pharmaceuticals has historically been volatile. The market price of the Company's common stock has been volatile in the past and may be volatile in the future. Various factors may influence the market price of the common stock including fluctuations in the Company's operating results, the announcement of technological innovations or new commercial products by the Company or its competitors, governmental regulation, regulatory approvals, publicity regarding the status of the Company's product development efforts, political developments or proposed legislation in the health care industry, and other investment considerations (many of which are beyond the control of the Company).

DIVIDEND POLICY

The Company has never paid cash dividends on its common stock and has no present plans to do so in the foreseeable future. The Company's current policy is to retain all earnings, if any, for use in the operation of its business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon earnings, financial requirements of the Company and such other factors as the Board of Directors may deem relevant.

The Florida Business Corporations Act restricts the payment of cash or other dividends and distributions to the extent of a corporation's net worth (shareholder's equity, excluding liquidation preferences) and prohibits such dividends and distributions when a corporation is unable to pay debts as they become due in the usual course of business.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------------------------
                                              1995             1994                1993                1992               1991
                                              ----             ----                ----                ----               ----
OPERATING DATA(1)
Net sales.............................. $     10,503       $    6,191          $    3,519         $      2,422         $    1,991
Cost of goods sold..................... (      7,143)      (    4,538)         (    3,017)        (      2,345)        (    1,417)
                                        ------------       ----------          ----------         ------------         ----------
Gross profit...........................        3,360            1,653                 502                   77                574
Expenses related to product recalls....          -                -                   -           (        570)                -
Research and development............... (      2,212)      (      960)         (      305)        (        283)        (      196)
Selling, general and admin-
  istrative expenses................... (      3,634)      (    2,298)         (    2,084)        (      2,284)        (      698)
Write-off of inventory.................          -                -            (      768)(3)               -                  -
                                        ------------       ----------          ----------         ------------         ----------
Operating loss......................... (      2,486)      (    1,605)         (    2,655)        (      3,060)        (      320)
Other income
  (expense), net.......................          150              128          (    1,278)(4)              162         (       42)
                                        ------------       ----------          ----------         ------------         ----------
Loss from operations
  before extraordinary items........... (      2,336)      (    1,477)         (    3,933)        (      2,898)        (      278)
Net extraordinary items................           -               -                    -                  -                   346(2)
                                        ------------       ----------          ----------         ------------         ----------
Net income (loss)...................... (      2,336)      (    1,477)         (    3,933)        (      2,898)                68
Dividends on redeemable
  preferred stock......................           -               -                    -                   -           (        4)
                                        ------------       ----------          ----------         ------------         ----------
Net income (loss) appli-
  cable to common shareholders......... ($     2,336)      ($   1,477)         ($   3,933)        ($     2,898)        $       64
                                        ============       ==========          ==========         ============         ==========

Loss from operations per share......... ($       .19)      ($     .14)         ($     .41)        ($       .31)        ($     .03)
Extraordinary item per share...........            -               -                   -                   -                  .04
                                        ------------       ----------          ----------         ------------         ----------

Net income (loss) per share............ ($       .19)      ($     .14)         ($     .41)        ($       .31)        $      .01
                                        ============       ==========          ==========         ============         ==========
Weighted average number of
  shares outstanding...................       12,352           10,554               9,493                9,321              7,897

                                                                                DECEMBER 31,
                               ---------------------------------------------------------------------------------------------------
                               1995 PROFORMA(5)          1995              1994              1993              1992           1991
                               ----------------          ----              ----              ----              ----           ----
BALANCE SHEET DATA(1)
Total assets..................    $  15,529      $     12,093      $      8,111      $      4,065      $      6,657      $   3,578
Long term debt................          181               181                33                --                 4             12
Total liabilities.............        3,420             3,420             1,756               600               726            666
Stockholders' equity..........       12,109             8,673             6,355             3,465             5,931          2,912

---------------------
(1) Certain amounts presented in prior years' financial data have been reclassified to conform to the current year's presentation.
(2)  Gain on settlement of indebtedness.
(3) Represents write-off of inventory and related matters. See Note 7 of Notes to Consolidated Financial Statements
(4) Includes a charge against earnings of $1,336 in connection with the settlement of certain class action and other litigation. See Note 7 of Notes to Consolidated Financial Statements.
(5) Subsequent to year end, the Company received net proceeds of $3.4 million upon the exercise of certain warrants issued in the July 1995 private placement (See Note 8 (II)(A) of the Notes to Consolidated Financial Statements). These proforma amounts include the effect of such proceeds on the December 31, 1995 balances.

                                       14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO. THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 ARE REFERRED TO HEREIN AS "1995," "1994" AND "1993." THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER FROM THE RESULTS ANTICIPATED HEREIN AS A RESULT OF THE FACTORS SET FORTH IN THIS REPORT.

GENERAL

The Company has incurred substantial operating losses over the last several years and had an accumulated deficit of approximately $17.9 million at December 31, 1995.

The Company's future profitability, to a large extent, will depend upon the Company's ability to successfully commercialize additional generic pharmaceutical products. Products must be developed and tested, meet strict regulatory standards, receive requisite regulatory approvals and be manufactured on a cost-effective basis before successful commercialization can be achieved. The development and commercialization process is time consuming and costly. Delays in any part of the process or the inability of the Company to obtain regulatory approvals for its products could materially adversely affect the Company's future results of operations. The Company believes that it takes between 12 and 30 months from the time an ANDA is filed to the time it is approved, although such time period has been longer in the past and may be longer in the future. The Company is dependant on the FDA approval process to introduce new products to the market. There can be no assurance as to when the Company will have new products to market, or that if products are approved, they can be successfully commercialized.

The Company's revenues, gross profit margins and net profitability may vary significantly from quarter to quarter, as well as in comparison to the corresponding quarter of the preceding year. Revenue variations may result from, among other factors, the timing of FDA approvals, the timing of initial shipments of newly approved drugs and the purchasing practices of the Company's customers. Additionally, gross profit margins may vary due to, among other factors, when new products are approved for manufacture and marketing, as well as competition relating to such products. Net profits or losses may also vary due to the foregoing, plus the timing and amounts of research and development ("R & D") spending. The Company's R & D costs are expensed as incurred, resulting in charges to earnings prior to the realization of any revenues from a product.

RESULTS OF OPERATIONS

1995 VS. 1994

Net sales for 1995 were $10.5 million, representing an increase of $4.3 million or 70% over net sales of $6.2 million for 1994. Approximately 52% of the increase in net sales was attributable to sales of products which were introduced by the Company during 1995 ("New Products"),while the remaining 48% of the increase in net sales was attributable to sales of products in the Company's product line during 1994 ("Existing Products"). Approximately 64% of the increase in New Products was attributable to the December 1995 launch of Hydroxychloroquine Sulfate. The majority of the increase in sales of Existing Products was attributable to a full year's inclusion of two products introduced during 1994 and increased sales of Quinine Sulfate, a prescription drug for the treatment of malaria. See "Business-Government Regulation" for a description of the FDA drug review on Quinine Sulfate. With the occurrence of the FDA drug review on Quinine Sulfate, the competition in the marketplace for this drug has been reduced and as a result, the Company's market share for this product has increased. While the Company expects that demand for this product will be strong for 1996, it is likely that unit sales of this drug will decline in the long term.

The gross profit for 1995 was $3.4 million, or 32% of net sales, compared to $1.7 million, or 27% of net sales for 1994. Gross profit, as well as the gross profit margin, increased due to the introduction of New Products and sales increases of Existing Products, both of which caused an improvement in the operating leverage on the Company's fixed costs of manufacturing.

The Company increased its R&D expenses to $2.2 million or 21% of net sales in 1995 versus $1.0 million or 16% of net sales in 1994. In actual dollars, R&D expense increased 130%. The increase in R&D spending, both in dollars and percentage of sales, reflects the Company's commitment to increasing its R&D expenditures as it believes such efforts are vital to the future growth of the Company.

Selling, General & Administrative ("SG&A") expenses increased 58% to $3.6 million or 35% of net sales in 1995, versus $2.3 million or 37% of net sales in 1994. Approximately 14% of the increase in SG&A expenses was attributable to legal fees associated with the Company's litigation over Captopril (See Note 10(IV) of the Notes to Consolidated Financial Statements). In addition, the Company's reserve for bad debts was increased by $200,000 as a result of a substantial increase in trade receivables from 1994 levels. The remaining increase in SG&A expenses was attributable, in part, to increases in certain variable expenses which increased in relation to sales, such as royalties. General and administrative expenses were also impacted by increases in payroll and related expenses due to pay increases and personnel additions, as well as higher rent and depreciation associated with the Company's new facility.

As a result of the above factors, the Company's operating loss for 1995 was $2.5 million, compared to $1.6 million for 1994. After accounting for other income and interest expense, the net loss was $2.3 million for 1995 compared to a net loss of $1.5 million for 1994.

1994 VS. 1993

Net sales for 1994 were $6.2 million, representing an increase of $2.7 million or 76% over net sales of $3.5 million for 1993. The increase in net sales was attributable to unit sales increases of all of the Company's products, as well as the introduction of two new products during 1994.

The Company's gross profit for 1994 was $1.7 million, or 27% of net sales, compared to a gross profit of $502,000 or 14% of net sales for 1993. The increase in the gross profit margin was primarily the result of increased sales volumes, as well as the introduction of two new products during 1994.

R&D expenses for 1994 were $960,000, which represented 15% of net sales, compared to $305,000 or 8% of net sales for 1993.


SG&A expenses were $2.3 million for 1994, which represented an increase of $200,000 over SG&A expenses of $2.1 million in 1993. SG&A expenses as a percentage of net sales were 37% for 1994, compared to 59% for 1993. The dollar increase in SG&A was attributable, in large part, to higher selling expenses (including freight expenses resulting from increased sales), as well as higher advertising expenses. Increased general and administrative expenses from year to year resulted primarily from increased payroll expense as a result of personnel additions required to support increased sales and operations. This increase was offset during 1994 by significantly lower legal expenses than in 1993. SG&A, as a percentage of net sales, decreased due to economies of scale resulting from increased sales during 1994.

Additionally, during 1993, the Company recognized charges (primarily non-cash) of $1.3 million relating to the settlement of two lawsuits, plus a write-off of Piroxicam inventory and related matters in the amount of $768,000. After accounting for other income and interest expense, as well as the factors described above, the net loss for 1994 was $1.5 million, compared to a net loss of $3.9 million for 1993.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its capital asset and working capital requirements and a significant portion of its product development efforts through sales of its equity securities. In July 1995, the Company raised net proceeds of $4.4 million in a private placement (See Note 8 (II)(A) of the Notes to Consolidated Financial Statements).

Year end 1995 cash and cash equivalents decreased $1.0 million from year end 1994. This decrease represents the $4.7 million received from financing activities (primarily from the July 1995 private placement) less $4.7 million used in operating activities and $1.0 million used for property and equipment purchases. Subsequent to year end, the Company received net proceeds of $3.4 million upon the exercise of certain warrants issued in the July 1995 private placement (See Note 8(II)(A) of the Notes to Consolidated Financial Statements).

Year end 1995 net accounts receivable increased by $2.0 million over year end 1994 net accounts receivable, due to an increase of $2.0 million in net sales in the quarter ending December 31, 1995 over the corresponding 1994 quarter. Fourth quarter 1995 sales increased as a result of the December 1995 launch of Hydroxychloroquine Sulfate. Inventory at year end 1995 increased by $2.2 million over year end 1994 inventory due to a higher level of finished goods and work-in-process to support higher sales, and increased raw materials associated with the Company's validation of its manufacturing process for two products for which ANDAs were pending at December 31, 1995 (approvals were subsequently received in 1996). The Company expects inventory to increase further during 1996 as it introduces several new products and as it builds up inventory to better meet customers requirements. Year end 1995 accounts payable increased by $1.1 million over year end 1994 accounts payable due primarily to higher purchases of raw materials and supplies to support higher levels of production and the anticipation of the launches of two new products during the first quarter of 1996 (both launches of which occurred).

Property and equipment, net of accumulated depreciation, increased $752,000 between December 31, 1994 and December 31, 1995 to meet growing production needs. A large portion of this increase related to equipment purchases for manufacturing and R&D purposes, and to leasehold improvements and furniture in the Company's new facility. The Company took occupancy of its new facility in May 1995, thereby freeing up space in its former location to be used for expansion of manufacturing operations.

As the Company grows, its capital requirements will continue to increase. The Company must be able to finance its inventory requirements and carry accounts receivable arising from sales of existing and new products. Growth also requires the Company to expend funds to make improvements to its facilities and to acquire additional equipment. New product introductions can be particularly capital intensive. The launch of a generic version of a brand product upon expiration of the brand's patent, particularly in a large market product, requires the Company to purchase raw materials to validate its manufacturing process prior to the expiration of the patent. Subsequent to the launch of such a new product, the Company may need to purchase significant quantities of raw materials to allow it to manufacture sufficient inventory to meet customer demand. Also, the Company may consider it necessary to purchase raw materials ahead of an approval in order to be one of the earliest entrants to the market with such generic product when and if such approval is finally received. Such commitment of funds will not result in sales of such product unless and until final approval of the Company's ANDA is received for such product and such product is launched. Additionally, the Company must be able to carry accounts receivable relating to sales of such new product. Depending on the circumstances surrounding new product launches, it can take between four and twelve months from the time the Company pays for the raw materials to the time it collects proceeds from sales of new products. In the event ANDA approval is not received for such new products, the Company may lose funds expended or committed for raw materials relating to such products.

The Company also requires capital to fund research and development efforts. Since the beginning of 1994, the Company has accelerated its research and development efforts and has committed increasing amounts of funds to these efforts. Resources permitting, the Company anticipates that it will continue to increase its research and development efforts during future periods.

The Company will continue to monitor its capital requirements and seek additional capital if and when it becomes necessary. The Company regularly reviews its capital needs and believes that capital will be available when required. There can be no assurance, however, that necessary funding will be available in the future and, if available, that the amounts available will satisfy all of the Company's capital requirements. If the Company were to be unable to obtain sufficient capital, it would likely be forced to reduce the level of its research and development efforts and to make other necessary changes to its present business plans until such funding could be secured.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

        See Items 14(a)(1) and (a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

                 The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

(A) (1) CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants...........................F-1
Consolidated Balance Sheets at December 31, 1995 and 1994................... F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1994 and 1993...........................................F-3
Consolidated Statement of Changes in Stockholders' Equity
  for the Three Years Ended December 31, 1995................................F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993...........................................F-5
Notes to Consolidated Financial Statements........................... F-6 - F-19

(A) (2) FINANCIAL STATEMENT SCHEDULES

Schedule VIII Valuation and Qualifying Accounts and Reserves

(A) (3) EXHIBITS

     3.1 Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (the "Form 10-K").

     3.2 Certificate of Merger between Auntel Capital, Inc. and Auntel Acquisition Corp. (incorporated by reference from Exhibit 3.2 to the Form 10-K).

     3.3 Restated and Amended By-laws (incorporated by reference from the Forms 10-K for the fiscal years ended December 31, 1987 and 1989, respectively).

     3.4 Articles of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.2 to the Form 10-K).

     3.5 Articles of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on Form S-3, dated October 10, 1995, file no. 33-61917).

     4.1  Specimen Certificate of Common Stock (incorporated by reference from
          Exhibit 4.1 to the Form 10-K).

     4.2 Specimen Warrant Certificate for the Series F Warrants (incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-1, SEC file no. 33-72276).

     4.3 Form of Warrant Agreement for the Series F Warrants (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-2, SEC file no. 33-72276).

     10.1 Employment Agreement between Abul K. Bhuiyan and Registrant (incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-2, SEC file no. 33-72276).

     10.2 Form of License Agreement between Registrant and Royce Research and Development Limited Partnership I (incorporated by reference from
          Exhibit 10.6 to the Form 10-K).

     10.3 Form of Partnership Agreement of Royce Research and Development Limited Partnership I (incorporated by reference from Exhibit 10.7 to the Form 10-K).

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
               (CONTINUED)

(A) (3) EXHIBITS

     10.4 1992 Stock Option Plan (incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-2, SEC file no. 33-72276).

     10.5 Lease for new facility between the Company and SKA Associates, dated September 20, 1994 (incorporated by reference from Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

     10.6 Employment Agreement between the Company and Patrick J. McEnany, dated as of January 1, 1994 (incorporated by reference from Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

     10.7 Lease agreement between the Company and Palmetto Lakes Realty Associates, Ltd dated April 27, 1995.*

     10.8 1995 Stock Option Plan (incorporated by reference from the Company's 1995 Proxy Statement dated June 7, 1995).

     10.9 Employment Agreement between the Company and Robert E. Band, effective November 21, 1994.*

    10.10 Employment Agreement between the Company and Loren R. Gelber, dated as of March 19, 1993 (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-3, SEC file no. 33-84620).

    10.11 Employment Agreement between the Company and Nilkanth Patel, effective May 25, 1988.*

    10.12 Employment Agreement between the Company and Eugene Sokol, effective December 1, 1994.*

    10.13 Employment Agreement between the Company and Mohammad N. Rahman, effective May 5, 1995.*

    10.14 Employment Agreement between the Company and Jack Bleau, effective April 1, 1996.*

    21.1 List of Subsidiaries of Registrant (incorporated by reference from Exhibit 22.1 to the Form 10-K).

    23.0 Consent of Price Waterhouse LLP relating to the Company's Registration Statements on Form S-3 (SEC file nos. 33-84620 and 33-61917) and on Form S-8 (SEC file nos. 33-61973, 33-61971 and 33-61975).*

* Filed herewith

(B)      REPORTS ON FORM 8-K

A Current Report on Form 8-K was filed on December 19, 1995, reporting "Other Events" under Item 5. No financial statements were required to be filed.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Royce Laboratories, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Miami, Florida on the 26h day of March, 1996.

                                               ROYCE LABORATORIES, INC.

                                               By:/s/PATRICK J. MCENANY
                                                  ------------------------------
                                                  Patrick J. McEnany, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

           SIGNATURE                         TITLE                         DATE
           ---------                         -----                         ----
/s/PATRICK J. MCENANY              Chairman, President, Chief              March 26, 1996
--------------------------------    Executive and Operations
        Patrick J. McEnany            Officer and Director


--------------------------------          Director and                     March   , 1996
        Richard W. Gross               Secretary-Treasurer

/s/HENRY S. KEEL, JR.                       Director                       March 26, 1996
--------------------------------
        Henry S. Keel, Jr.


/s/GREGORY REED                             Director                       March 26, 1996
--------------------------------
        Gregory Reed

/s/RICK A. WILBER                           Director                       March 26, 1996
--------------------------------
        Rick A. Wilber

/s/DAVID COHEN                              Director                       March 26, 1996
--------------------------------
        David Cohen

/s/CHARLES J. SIMONS                        Director                       March 26, 1996
-------------------------------
        Charles J. Simons

/s/HUBERT HUCKEL                            Director                       March 26, 1996
-------------------------------
        Hubert Huckel

/s/OGDEN R. REID                            Director                       March 26, 1996
-------------------------------
        Ogden R. Reid

/s/ROBERT E. BAND                  Vice President, Finance and             March 26, 1996
-------------------------------      Chief Financial Officer
        Robert E. Band

/s/CLAUDE BERTRAND                         Controller                      March 26, 1996
-------------------------------
         Claude Bertrand

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Royce Laboratories, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 19 present fairly, in all material respects, the financial position of Royce Laboratories, Inc. and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Miami, Florida
February 28, 1996

                            ROYCE LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT SHARES)

                                                         DECEMBER 31,
                                                      -----------------
ASSETS                                                  1995     1994
------                                                -------   -------
Current assets:
   Cash and cash equivalents                          $ 2,291   $ 3,323
   Accounts receivable, net of allowances
       of $909 and $385, respectively                   3,466     1,453
   Inventories                                          4,212     2,049
   Prepaid expenses and other current assets              315       223
                                                      -------   -------
       Total current assets                            10,284     7,048

Property and equipment, net                             1,732       980
Other assets                                               77        83
                                                      -------   -------

                                                      $12,093   $ 8,111
                                                      =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $ 2,521   $ 1,376
   Accrued liabilities                                    628       322
   Current maturities of long-term debt                    90        25
                                                      -------   -------
       Total current liabilities                        3,239     1,723

Long-term debt                                            181        33
                                                      -------   -------

       Total liabilities                                3,420     1,756
                                                      -------   -------

Commitments and contingencies                            --        --
                                                      -------   -------
Stockholders' equity:
   Common stock, $.005 par value, 35,000,000 shares
     authorized; 12,838,466 and 11,954,451
     shares issued, respectively                           64        60
   Additional paid-in capital                          26,471    21,821
   Accumulated deficit                                (17,851)  (15,515)
   Treasury stock (2,500 shares, at cost)             (    11)  (    11)
                                                      -------   -------
       Total stockholders' equity                       8,673     6,355
                                                      -------   -------

                                                      $12,093   $ 8,111
                                                      =======   =======

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------------
                                                  1995                      1994                   1993
                                           -----------------          ---------------        ----------------
Net sales                                  $          10,503          $         6,191        $          3,519

Cost of goods sold                         (           7,143)         (         4,538)       (          3,017)
                                           -----------------          ---------------        ----------------

Gross profit                                           3,360                    1,653                     502

Expenses:
  Research and development                 (           2,212)         (           960)       (            305)
  Selling, general and administrative      (           3,634)         (         2,298)       (          2,084)
  Write-off of inventory                   (              - )         (            - )       (            768)
                                           -----------------          ---------------        ----------------

Operating loss                             (           2,486)         (         1,605)       (          2,655)
                                           -----------------          ---------------        ----------------
Other income (expense):
  Interest income                                        161                       64                      64
  Interest expense                         (              36)         (            10)       (              4)
  Settlement of lawsuits                                   -                       -         (          1,336)
  Miscellaneous income (expense)                          25                       74        (              2)
                                           -----------------          ---------------        ----------------
                                                         150                      128        (          1,278)
                                           -----------------          ---------------        ----------------

Net loss                                   ($          2,336)         ($        1,477)       ($         3,933)
                                           =================          ===============        ================
Per share data:

Loss per share                             ($            .19)         ($          .14)       ($           .41)
                                           =================          ===============        ================
  Weighted average number of
   shares outstanding                             12,352,235               10,554,228               9,493,428
                                           =================          ===============        ================

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1995
                          (IN THOUSANDS EXCEPT SHARES)

                                      COMMON STOCK               ADDITIONAL                                          TOTAL
                                  --------------------            PAID IN       ACCUMULATED        TREASURY      STOCKHOLDERS'
                                  SHARES        AMOUNT            CAPITAL         DEFICIT           STOCK            EQUITY
                                  ------        ------            -------       -----------        --------      -------------
BALANCE AT DECEMBER 31, 1992     9,361,572    $      47      $       16,000    ($    10,105)     ($       11)     $     5,931

Issuance of common stock -
     exercise of options           168,254            1                 138              -                -               139
Issuance of common stock
     in payment of
     Company obligations           268,801            1               1,327              -                -             1,328

Net Loss                                -            -                   -     (      3,933)              -       (     3,933)

                                ----------    ---------      --------------    ------------      -----------      -----------
BALANCE AT DECEMBER 31, 1993     9,798,627           49              17,465    (     14,038)     (        11)           3,465

Issuance of common stock to
     employees                       3,254           -                   26              -                -                26

Payment of debt by a director           -            -                   38              -                -                38

Issuance of common stock -
     exercise of
     warrants and option           152,570            1                 200              -                -               201

Issuance of common stock -
     private placement           2,000,000           10               4,116              -                -             4,126

Reclassification of loan to
     director                           -           -        (           24)             -                -       (        24)

Net loss                                -           -                    -     (      1,477)              -       (     1,477)
                                ----------    ---------      --------------    ------------      -----------      -----------
BALANCE AT DECEMBER 31, 1994    11,954,451    $      60      $       21,821    ($    15,515)     ($       11)     $     6,355

Issuance of common stock in
     payment of Company
     obligations                    12,017            -                  32               -                -               32

Issuance of common stock -
 exercise of options                38,665            -                 131               -                -              131

Costs related to
     stock options earned by a
     customer                            -            -                  57               -                -               57

Collection of loan from officer          -            -                  27               -                -               27

Adjustment related to 1994
     private placement                   -            -                 (15)              -                -              (15)

Issuance of common stock -
 private placement                 833,333            4               4,418               -                -            4,422

Net loss                                 -            -                   -    (      2,336)               -      (     2,336)
                                ----------    ---------      --------------    ------------      -----------      -----------
BALANCE AT DECEMBER 31, 1995    12,838,466    $      64      $       26,471    ($    17,851)     ($       11)     $     8,673
                                ==========    =========      ==============    ============      ===========      ===========

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS EXCEPT IN SUPPLEMENTAL DISCLOSURES)
                                                                             YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                             1995                      1994                     1993
                                                        -------------              -------------           -------------
Cash flows from operating activities:
     Net loss                                           ($      2,336)             ($      1,477)          ($      3,933)
     Adjustments to reconcile net loss
     to net cash used in operating activities:
        Stock issued in settlement of lawsuits                    -                          -                     1,319
        Depreciation                                              301                        211                     139
     Change in operating assets and liabilities:
        (Increase) in accounts receivable               (       2,013)             (         650)          (         494)
        (Increase) decrease in inventories              (       2,163)             (         821)                    953
        (Increase) in prepaid expenses and
         other current assets                           (          92)             (          75)          (          55)
        Decrease (increase) in other assets                         9              (          60)                      4
        Increase (decrease) in accounts payable                 1,145                      1,087           (         195)
        Increase in accrued liabilities                           395                         40                      87
                                                        -------------              -------------           -------------

          Net cash used in operating activities         (       4,754)             (       1,745)          (       2,175)
                                                        -------------              -------------           -------------
Cash flows from investing activities:
     Acquisition of property and equipment              (         955)             (         548)          (         217)
                                                        -------------              -------------           -------------
          Net cash used in investing activities         (         955)             (         548)          (         217)
                                                        -------------              -------------           -------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                     171                         75                     -
     Repayments of long-term debt                       (          59)             (          20)          (           9)
     Net proceeds from issuance of common stock                 4,538                      4,299                     138
     Payment of debt by a director or officer                      27                         38                     -
                                                        -------------              -------------           -------------
          Net cash provided by financing activities             4,677                      4,392                     129
                                                        -------------              -------------           -------------
Net (decrease) increase in cash and cash
     equivalents                                        (       1,032)                     2,099           (       2,263)

Cash and cash equivalents, beginning of year                    3,323                      1,224                   3,487
                                                        -------------              -------------           -------------
Cash and cash equivalents, end of year                  $       2,291              $       3,323           $       1,224
                                                        =============              =============           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During 1995, 1994 and 1993, the Company made cash payments for interest of approximately $26,000, $10,000 and $4,000, respectively.

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

In 1995, the Company issued 12,017 shares of unregistered common stock in satisfaction of contract obligations.

In 1995, the Company incurred $101,000 in capital lease obligations for new equipment.

In 1994, the Company issued 30,600 shares of common stock to Paradise Valley Securities, Inc. ("PVS") (See Note 8 (III)(H)).

In 1993, in connection with a settlement of certain class action litigation, the Company issued 250,000 shares of common stock (See Note 7(I)). In addition, in 1993, the Company issued 18,801 shares of unregistered common stock in lieu of cash payments for services rendered.

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   I. Operations

   Royce Laboratories, Inc. (the "Company") is a Florida corporation engaged in developing, manufacturing and marketing generic prescription and non-prescription drugs in solid dosage form (tablets and capsules). The Company sells its products primarily to U.S. based drug wholesalers, generic drug distributors, retail buying groups, managed care organizations and drug chains.

   In October 1991, the Company formed a wholly-owned subsidiary, Royce Research Group, Inc. ("RRGI") to engage, through a licensing agreement with the Company, in the development and marketing of five generic prescription drugs (See Note 9).

   II. Summary of significant accounting policies

   A summary of the significant accounting policies followed by the Company in the preparation of the accompanying financial statements is presented below.

   (A)         Principles of consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

   (B)         Fair value of financial instruments

   The financial instruments included in the Company's balance sheets are cash and cash equivalents and long-term debt. These instruments were carried at amounts approximating fair value at December 31, 1995 and 1994. The fair value of long-term debt was estimated based on future cash flows discounted at current interest rates available to the Company for instruments with similar maturities and characteristics.

   (C)         Concentration of credit risk

   The Company is potentially subject to a concentration of credit risk consisting of its accounts receivable, the entire balance of which is due from generic drug distributors, wholesalers, retail buying groups, managed care organizations and drug chains. The Company assesses the financial strength of its customers and does not require collateral. The Company maintains reserves for potential losses from uncollectible accounts.

   (D)         Cash and cash equivalents

   Cash on hand, deposits in banks, and money market funds, and other highly liquid investments with an original maturity of three months or less, are considered cash and cash equivalents.

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   (E)         Inventory

   Inventory is stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

   (F)         Property and equipment

   Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the related assets. Expenditures for repairs and maintenance are charged to expense as incurred, while expenditures which extend the useful lives of assets are capitalized.

   (G)         Income taxes

   The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates that will be in effect when the differences are expected to reverse. An allowance is recorded when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

   (H)         Capital

   The Company effected a 1-for-3 reverse stock split in December 1993. All share amounts referred to in these financial statements and notes have been adjusted for the stock split.

   (I)         Revenue recognition

   Sales are recorded at the time goods are shipped.

   (J)         Research and development costs

   All research and development costs are expensed as incurred.

   (K)         Loss per share

   Loss per share amounts are computed by dividing net losses by the weighted average number of shares of common stock outstanding during each of the periods. Warrants, options and other common stock equivalents have not been included in the calculation of loss per share because their effect would be antidilutive.

   (L)         Reclassifications

   Beginning in 1995, volume rebates awarded to customers have been recorded in net sales. Prior to 1995, such rebates were recorded in selling expenses. Prior year financial statements have been reclassified to reflect this change. The effect of this reclassification was to decrease net sales and selling, general and administrative expenses by $380,000 and $91,000 for the years ended December 31, 1994 and 1993, respectively.

   In addition, certain other amounts in the 1993 and 1994 financial statements have been reclassified to conform to the 1995 presentation.

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   (M)         Stock based compensation

   In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards No. 123, Accounting For Stock Based Compensation ("SFAS 123"). SFAS 123, the disclosure provisions of which must be implemented for fiscal years beginning subsequent to December 15, 1995, establishes a fair value based method of accounting for stock based compensation plans, the effect of which can either be disclosed or recorded. The Company will adopt the provisions of SFAS 123 in 1996. Upon adoption, the Company intends to retain the intrinsic value method of accounting for stock based compensation, which it currently uses.

   (N)         Management estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to accounts receivable allowances. Actual results could differ from those estimates.

NOTE 2. INVENTORIES

   Inventories consisted of the following (in thousands):

                                   1995                  1994
                                 -------               -------

        Raw materials       $      2,439          $      1,426
        Work-in-process              783                   284
        Finished goods               990                   339
                                 -------               -------

                            $      4,212          $      2,049
                                 =======               =======

 NOTE 3. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following (in thousands):

                                             DECEMBER 31,            ESTIMATED
                                     -----------------------------  USEFUL LIVES
                                        1995               1994       (YEARS)
                                     ----------         ----------  ------------

 Leasehold improvements              $      529         $      216     5 - 10
 Machinery and equipment                  1,948              1,501     3 - 7
 Transportation equipment                    17                 13       3
 Furniture and equipment                    435                146     3 - 7
                                     ----------         ----------
                                          2,929              1,876
 Less accumulated depreciation
 and amortization                    (    1,197)        (      896)
                                     ----------         ----------

                                     $    1,732         $      980
                                     ==========         ==========

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4. LONG-TERM DEBT

   Long-term debt consisted of the following (in thousands):
                                                                                     DECEMBER 31,
                                                                               -----------------------
                                                                                 1995           1994
                                                                               --------       --------
   Notes payable to banks, payable in monthly installments, including interest at rates ranging from 9.6% to 10.5% per annum for terms expiring at various dates through March 2000, secured by furniture
   and equipment.                                                            $      186     $         58

   Capital lease obligations, net of imputed interest of $16, payable in monthly installments including interest at imputed rates ranging from
   10.8% to 13.0% per annum for terms expiring at various dates
   through May 1999, secured by equipment.                                            85            -
                                                                              ----------     ------------
                                                                                     271               58
   Less current maturities                                                    (       90)    (         25)
                                                                              ----------     ------------

                                                                              $      181     $         33
                                                                              ==========     ============

   Annual maturities of long-term debt including capital lease obligations at December 31, 1995 were as follows:

                   1996                    $        90
                   1997                             81
                   1998                             59
                   1999                             32
                   2000                              9
                                           -----------
                                           $       271
                                           ===========

NOTE 5.  MAJOR CUSTOMERS

   The table below reflects the percentage of total net sales that major customers (i.e., customers who accounted for more than 10% of the Company's total net sales in any year) accounted for:

                                    YEARS ENDED DECEMBER 31,
                               --------------------------------
                               1995         1994           1993
                               ----         ----           ----

        Customer  A            13%           14%            15%
        Customer  B            -             10%            -
        Customer  C            12%           -              12%

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. INCOME TAXES

   At December 31, 1995 and 1994, the Company had a deferred tax asset of approximately $6.0 million and $5.4 million, respectively, attributable primarily to net operating loss carryforwards. The Company has established a valuation allowance for 100% of the deferred tax asset due to the uncertainties related to its eventual realizability. The change in the Company's net deferred tax asset and the related valuation allowance in 1995 was due to losses incurred for income tax purposes during the year. The Company has net operating loss carryforwards of approximately $16.0 million for tax purposes which expire between the years 2000 and 2010.

   As a result of certain changes in the Company's ownership during 1991, the utilization of net operating loss carryforwards has been limited to approximately $350,000 per year for losses incurred prior to 1991. Future changes in the Company's ownership, if any, may have the effect of further limiting the annual utilization of loss carryforwards.

NOTE 7. OTHER MATTERS

   I.       Class action settlement

   In April 1992, several class action lawsuits were filed against the Company and certain of its officers and directors (the "Defendants"). The complaints alleged that the Defendants had misrepresented the Company's prospects for obtaining final approval from the Food and Drug Administration ("FDA") to manufacture and market Piroxicam. On September 28, 1993, the U.S. District Court approved a settlement of the class action lawsuits. Pursuant to the settlement agreement, the company agreed to (i) pay $850,000 which was funded by the Company's Directors and Officers liability insurance; (ii) issue 250,000 shares of free trading common stock; and (iii) issue five year warrants (See Note 8(III)(E)), to purchase 658,333 shares of free trading common stock at $15.00 per share. All such shares and warrants were distributed in early 1995. In 1993, the Company recorded a charge to earnings of $1,336,000 related to this settlement. Such charge represented the market value of the 250,000 shares on the settlement date.

   II.      Write off of inventory and receivables

   As a result of the Company's withdrawal of its abbreviated new drug applications for Minoxidil, Haloperidol and Piroxicam, the Company wrote off inventory and issued credits to customers in the amounts of $792,000 in 1993.

NOTE 8. CAPITAL STOCK

   I.       Capital stock - authorized and issued

   At December 31, 1995, the Company had authorized 200,000 shares of preferred stock, $.005 par value (the "Preferred Stock"), none of which was issued and outstanding.

   In addition to its 12,838,466 common shares issued, the Company had a total of 3,047,143 warrants and options outstanding at December 31, 1995.

   II.      Stock offerings

   A)       1995 Private Placement

   During July 1995, the Company completed a $5 million private placement ("1995 Private Placement") of 833,333 units at a price of $6.00 per unit. Each unit consisted of one share of common stock, $.005 par value, and a

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. CAPITAL STOCK (CONTINUED)

   twelve month warrant (the "Private Warrants") to purchase one share of common stock at an exercise price of $6.50 per share. The price of the shares was determined in arms-length negotiations between the Company and the placement agent, Gruntal & Co., Incorporated ("Gruntal"). The Company received aggregate net proceeds of approximately $4.4 million from this offering. In addition to fees for serving as the placement agent, Gruntal received three-year warrants (See Note 8(III)(C)) to purchase 83,333 shares of common stock at an exercise price of $6.00 per share.

   In August 1995, the Company filed a registration statement relating to the shares of common stock sold in the 1995 Private Placement and the shares of common stock underlying the warrants sold in the private placement. Such registration statement was declared effective under the Securities Act of 1933, as amended, during October 1995. The Company has also agreed to use its best efforts to maintain the effectiveness of the registration statement until July 1997.

   On December 12, 1995, the Company reduced the exercise price of the Private Warrants from $6.50 to $6.00 for a 60 day period as an incentive for warrant holders to exercise. Subsequent to December 31, 1995, the Company issued 581,333 shares of its common stock as a result of the exercise of 581,333 Private Warrants. Net proceeds from the exercise of these warrants amounted to approximately $3.4 million.

   B)       1994 Private Placement

   During September 1994, the Company completed a private placement ("1994 Private Placement") in which the Company sold an aggregate of 2,000,000 shares of its common stock at a price of $2.50 per share. The price of the shares was determined in arms-length negotiations between the Company and Gruntal, which acted as the placement agent of this offering. In addition to fees for serving as the placement agent, Gruntal also received 200,000 warrants (See Note 8(III)(D)). The Company received aggregate net proceeds of approximately $4.1 million from this offering. A registration statement relating to the shares sold in the 1994 Private Placement is effective as of the date of these financial statements.

   III. Stock options, warrants and rights

   A)         Employee and director stock option plans

   (1)        Description

   In 1992, the Company established a stock option plan which provides for the granting at the fair market value of the underlying shares at the date of grant, of incentive options for its employees, officers and directors (the "1992 Plan"). The 1992 Plan provides for the grant of up to 333,333 shares of common stock to officers, directors and other key employees. The 1992 Plan provides for mandatory grants to directors for serving on the Board of Directors, committees of the Board of Directors, as chairman of committees and as Chairman of the Board of Directors. Options granted pursuant to the 1992 Plan expire five years from the date they become vested, which is, in most cases, over a three year period beginning with the grant date. The 1992 Plan is administered by the Compensation Committee of the Board of Directors.

   At the Company's annual meeting of shareholders on July 25, 1995, the shareholders approved the Board of Directors' adoption of a new stock option plan (the "1995 Plan"). Under the 1995 Plan, the Board is authorized to issue options to purchase up to 550,000 shares of common stock to officers, directors, and other key employees. The 1995 Plan provides for mandatory grants to directors for serving on the Board of Directors, committees of the Board of Directors, as chairman of committees and as Chairman of the Board of Directors, which mandatory grants of options superceded the options grants provided for in the 1992 Plan. The exercise

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. CAPITAL STOCK (CONTINUED)

   price of options granted under the 1995 Plan must equal or exceed the fair market value of the common stock on the date such options are granted. No options issued under the 1995 Plan may be exercised more than ten years from the date of grant. The Compensation Committee of the Board of Directors is responsible for administering the 1995 Plan.

   All employee and director options expire at various times between 1996 and 2005.

   (2)      Employee and director stock option activity in 1995

   In 1995, the Board of Directors granted a total of 35,828 stock options under its 1995 Plan to the President and the outside directors for their services on the Board and its committees. These options are exercisable at $8.44 per share and expire in April 2000. During 1995, the Company also granted 110,000 stock options to certain employees of the Company. These options vest generally over three years, are exercisable at prices between $5.91 and $9.00 per share and expire five years from their vesting dates. All of the above options were issued at or above the fair market value of the Company's common stock at the date of grant.

   Below is a table summarizing transactions and other relevant data pertaining to employee and director stock options:

                                               NUMBER OF        PRICE PER
1992 PLAN                                       OPTIONS           SHARE
---------                                      ---------        ---------

Options outstanding at December 31, 1992          97,494     $ 9.56 - $25.41
Options granted                                  113,329     $ 4.50 - $7.69
                                               ---------

Options outstanding at December 31, 1993         210,823     $ 4.50 - $25.41

Options granted                                   85,829     $ 4.63 - $ 5.75
                                               ---------

Options outstanding at December 31, 1994         296,652     $ 4.50 - $25.41

Options granted                                  103,761     $ 5.91 - $9.00
Options exercised                              (   9,166)    $ 5.75 - $6.63
Options canceled                               (  67,080)    $19.50 - $25.41
                                               ---------

Options outstanding at December 31, 1995         324,167     $ 4.50 - 25.41
                                               =========

1995 PLAN
---------

Options outstanding at December 31, 1994             -             -
Options granted                                   42,067     $ 8.44 - $9.00
                                               ---------

Options outstanding at December 31, 1995          42,067     $ 8.44 - $9.00
                                               =========

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. CAPITAL STOCK (CONTINUED)

   NON-PLAN STOCK OPTIONS
   ----------------------

   Options outstanding at December 31, 1992           446,137     $.75 - $25.41

   Options granted                                      9,999        $6.56
   Options exercised                               (  137,560)        $.75
                                                   ----------

   Options outstanding at December 31, 1993           318,576     $.75 - $25.41

   Options granted                                    462,500     $3.00 - $6.75
   Options exercised                               (  105,665)        $.75
   Options canceled                                (    3,334)        $.75
                                                   ----------

   Options outstanding at December 31, 1994           672,077     $.75 - $25.41

   Options exercised                               (   29,499)    $.75 - $6.56
                                                   ----------

   Options outstanding at December 31, 1995           642,578     $.75 - $25.41
                                                   ==========

   At December 31, 1995, 623,809 of the previously described options were vested.

   B)       1995 private placement warrants

   As part of the Company's 1995 Private Placement, the Company issued 833,333 Private Warrants.

   Each Private Warrant entitles the holder to purchase one share of common stock at an exercise price of $6.50 per share. The exercise price is subject to increase or decrease upon the happening of certain corporate events including, but not limited to the payment of any stock dividend, stock split, stock combination or similar transaction. The Private Warrants may be exercised at any time through July 20, 1996, unless such period is extended by the Company.

   On December 12, 1995, the Company reduced the exercise price of the Private Warrants from $6.50 to $6.00 for a 60 day period as an incentive for warrant holders to exercise their Private Warrants. Subsequent to December 31, 1995, the Company issued 581,333 shares of its common stock as a result of the exercise of 581,333 Private Warrants. Net proceeds from the exercise of these warrants amounted to approximately $3.4 million.

   C)       1995 Gruntal warrant

   As part of its compensation for acting as the placement agent in connection with the 1995 Private Placement, Gruntal received the 1995 Gruntal warrant which allows them to purchase 83,333 shares of common stock at an exercise price equal to $6.00 per share, exercisable until July 21, 1998. The holder of the 1995 Gruntal warrant may pay the exercise price in cash or use a cashless exercise. In a cashless exercise, the holder of the 1995 Gruntal warrant has the right at any time to exercise the warrant in whole or in part by surrendering the warrant certificate in exchange for the number of shares of common stock equal to (x) the number of shares as to which the 1995 Gruntal warrant is being exercised multiplied by (y) a fraction, the numerator of which is the market price (as defined in the 1995 Gruntal warrant) of the common stock at the date of exercise less the exercise price and the denominator of which is such market price. The 1995 Gruntal warrant provides for an adjustment of the

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. CAPITAL STOCK (CONTINUED)

   exercise price and the number and type of securities issuable upon the exercise thereof upon the occurrence of certain events, including the payment of any stock dividend stock split, stock combination or similar transaction.

   D)       1994 Gruntal warrant

   As part of its compensation for acting as the placement agent in connection with the 1994 Private Placement, Gruntal received warrants which allow them to purchase 200,000 shares of common stock at an exercise price equal to $3.50 per share, exercisable until August 12, 1999. The holder of the 1994 Gruntal warrant may pay the exercise price in cash or use a cashless exercise. The provisions for a cashless exercise and adjustments to the exercise price are similar to those described above for the 1995 Gruntal warrant.

   E)       Class action settlement warrants

   In accordance with the settlement in 1993 of the class action lawsuit, during the first quarter of 1995, the Company issued warrants to purchase 658,333 shares of common stock (See Note 7(I)). Each of these warrants (the "Series F Warrants") entitles the holder to purchase one share of common stock at an exercise price of $15.00 per share. The Series F Warrants are exercisable through December 1999, unless such period is extended by the Company. The exercise price and the number of shares of common stock to be purchased upon the exercise of each Series F Warrant are subject to increase or decrease upon the happening of certain corporate events, including but not limited to the payment of any stock dividend, stock split, stock combination or similar transactions.

   The Series F Warrants may be called at the sole option of the Company upon thirty days prior written notice to the registered holders thereof so long as the common stock trades above $18.00 per share for 20 consecutive trading days ending not more than 10 days prior to the date that the notice of redemption is given. Any such redemption shall be for all outstanding Series F Warrants. If the Company elects to redeem the Series F Warrants, then the Warrant holders shall have the rights to exercise their Series F Warrants until the redemption date, and thereafter, the holder shall only be entitled to receive the redemption price therefor.

   F)       1992 public offering warrants

   As part of the Company's 1992 public offering, 1,150,000 warrants (the "Public Warrants") were issued. Each Public Warrant entitled the holder to purchase one sixth (1/6) of a share of common stock (six Public Warrants were required to purchase one share of common stock) at an exercise price of $30 per Share. On July 8, 1995, all such warrants expired unexercised.

   G)       1992 underwriters warrants

   The Company has outstanding underwriters' warrants relating to its 1992 public offering ("the 1992 Underwriters Warrants"). Paradise Valley Securities, Inc. ("PVS"), the managing underwriter of the Company's January 1992 public offering and designees of Chatfield Dean and Co., Inc., one of the underwriters of such offering, own an aggregate of 33,333 1992 Underwriters Warrants to purchase units of the Company's securities at an exercise price of $21.60 per unit. Each unit consists of 2 shares of common stock and a warrant to purchase 1/2 of a share of common stock at an exercise price of $30 per share. The exercise price and the number of shares of common stock and warrants which can be purchased upon the exercise of the 1992 Underwriters' Warrants are subject to increase of decrease upon the happening of certain events, and in the event that the Company issues shares of common stock at less than $9.00 per share. The issuance of the shares of common stock and, if issued, the warrants, will cause a reduction in the exercise price of and an increase in the number of shares of common stock issuable upon the exercise of this warrant. Issuances of securities subsequent to the date of issuance of the 1992

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. CAPITAL STOCK (CONTINUED)

   Underwriters Warrants have reduced the exercise price of the units to approximately $17.25 per unit and increased the number of units available for purchase to approximately 40,000 units. The warrants are exercisable through January 9, 1997.

   H)       1991 public offering warrants

   In August 1993, PVS exercised an "Underwriter's Warrant" issued in connection with the Company's February 1991 public offering. The Underwriter's warrant entitled PVS to purchase 15,300 Units of the Company's securities. Each unit consisted of eight shares of common stock, $.005 par value, and two common stock purchase warrants, at an exercise price of $7.68 per Unit. In connection with the exercise of this Underwriter's Warrant, the Company issued 122,400 shares of its common stock and a warrant to purchase 30,600 shares and received $117,504 from the Underwriter.

   On May 2, 1994, PVS exercised their warrant to purchase 30,600 shares of the Company's common stock. The exercise price of the warrant was $3.00 per share, representing an aggregate exercise price of $91,800. PVS paid the Company $45,225, which represents the difference between the aggregate exercise price and a credit of $46,575, which the Company granted to PVS in return for PVS agreeing to waive its right of first refusal contained in the underwriting agreement relating to the Company's 1992 public offering. In connection with this agreement, the Company and PVS executed mutual releases with respect to all matters arising under the 1992 underwriting agreement and with respect to the class action litigation.

   I)       Customer options

   In June 1991, the Company entered into an option agreement with a customer, which agreement was subsequently assigned to the customer's parent. Under the agreement, the customer was granted a five-year option to purchase shares of the Company's common stock at $1.875 per share, upon the satisfaction of certain purchase targets. Options earned are determined as of June 30 of each year based on the previous 12 months' purchases by the customer. As of December 31, 1995, the maximum number of options the customer could earn through the end of this agreement in June 1996 is 106,666 options. If the customer earns options for the contract year ended June 30, 1996 and at that date a spread exists whereby the fair market value per share exceeds the option price (the "Spread"), the Company will record a charge to earnings equal to the Spread times the number of options earned.

   In February 1995, the Company entered into an agreement with another customer whereby the customer agreed to engage the Company as its sole supplier of the Company's present and future products for a five year period subject to certain exceptions. In return, the Company granted the customer stock options to purchase up to 50,000 shares of common stock at $6.00 per share, the market price on the date of grant. Such options vest at the rate of 9,000 per year, with 5,000 options vesting upon entering into this agreement. In connection with this agreement, the Company has recorded a charge to earnings of approximately $66,000 in 1995.

   J)       Anti-takeover right

   Certain provisions of the Articles and Bylaws of the Company may be deemed to have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt, including an attempt that might result in a premium being bid over the market price for the shares held by shareholders. Several provisions may not be amended in the Company's Articles and Bylaws without the affirmative vote of the shareholder of 80% of the outstanding shares of common stock.

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 NOTE 8. CAPITAL STOCK (CONTINUED)

   A supermajority (80%) vote of the shareholders is required to approve certain transactions with an entity of which 10% or more is beneficially owned by a 10% or more shareholder of the company, unless such transaction is approved by a majority of the continuing directors.

   The Company has a classified Board of Directors divided into three classes serving staggered terms. At each annual meeting, approximately one-third of the director's terms of office expire for which elections are held. Directors may be removed from office only for cause and only by supermajority vote of the shareholders.

   In addition, shareholder action must be effected at a duly called annual or special meeting of the shareholders and may not be effected by written consent. Special meetings are called by the Board of Directors pursuant to a resolution approved by a majority of the entire Board of Directors.

NOTE 9. R&D LIMITED PARTNERSHIP

   In 1991, the Company, through its subsidiary RRGI, completed the funding of a research and development limited partnership (the "Partnership"). The Partnership received net proceeds of $1,035,000 from its partners to develop five generic prescription drugs ("Licensed Drugs"). The Partnership's funds were paid, in part, to the Company for its services in developing the Licensed Drugs and to obtain a one-percent royalty interest in the gross revenue derived from the commercial sale of Piroxicam for a three-year period, with the remainder paid to third party vendors used in the development of the products. As remuneration for developing the Licensed Drugs, the Company received $40,000 and $52,000 in 1994 and 1993, respectively, from the Partnership. In return for funding the development of the Licensed Drugs, the Partnership will receive a royalty of 10 percent of the net revenues generated by sales of the Licensed Drugs over a five-year period.

   As of March 1, 1996, the Company had received FDA approvals for three of the Licensed Drugs and Piroxicam. Applications are pending for the other two Licensed Drugs. The Company incurred royalty expenses of $69,000 in 1995 related to the sales of the Licensed Drugs and Piroxicam.

NOTE 10. COMMITMENTS AND CONTINGENCIES

   I.       Operating leases

   The Company leases its 25,000 square foot production facility under an operating lease that expires on July 31, 2000 and provides for two five-year renewal options. The Company has also agreed to lease an additional 10,228 square foot space contiguous to its existing space when it becomes available, but no later than November 1996. Pursuant to the lease agreement, the Company also has an option throughout the term of the lease, including renewal periods, to purchase the entire building and an adjacent building at a specified price. Annual rent under the lease is approximately $137,000, subject to annual cost of living increases.

   The Company also leases another nearby 40,000 square foot facility which houses its executive offices, warehouse and in the future and, will house its research and development laboratory. The lease is for a 10 1/2 year term, with two five-year renewal options. The lease requires the Company to make annual lease payments of approximately $195,000. The Company also has an option to purchase the leased facility during the first twelve-months of the lease and during the sixth year of the lease at a specified price.

   Total rental expense for operating leases was $324,000, $178,000 and $167,000 for 1995, 1994 and 1993, respectively. The terms of the operating leases for the Company's facilities require the Company to maintain minimum insurance coverage and to pay property taxes and repair and maintenance expenses.

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   At December 31, 1995, future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

                    1996                    $   256
                    1997                        260
                    1998                        265
                    1999                        269
                    2000                        216
                    Thereafter                  750
                                            -------

            Total minimum lease payments    $ 2,016
                                            =======

   II.      Other commitments

   A)    Purchase commitments

   The Company has entered into a development agreement with a raw material supplier to develop two products and to purchase its raw material requirements for these products from the supplier. So long as the Company files ANDAs, obtains approval of same within a specified time period and thereafter satisfies certain purchase requirements, the supplier has agreed that the Company shall be its only customer for this raw material in the United States, Canada and Mexico. The Company currently has ANDAs pending for both products.

   B)    Product license agreement

   In August 1993, the Company entered into a perpetual license agreement with the formulator of a drug whereby the Company has agreed to pay the formulator a sliding royalty with a maximum of 10 percent of net sales of this product for a ten-year period. In 1994, the Company paid the formulator certain fees ($70,000 in cash) when the Company received an acceptable bioequivalency study for this drug and charged such fees to expense. In 1995, the Company issued the formulator 10,695 shares in unregistered common stock upon the filing of an ANDA for this drug and accordingly charged $24,000 to expense. In 1995, the royalty expense incurred for this product was $38,000.

   C)    Foreign distribution agreements

   On July 31, 1994 the Company entered into a license agreement with an Australian pharmaceutical manufacturer with respect to the licensing of one or more products developed by the Company. The license permits the Australian manufacturer to develop, manufacture and market the licensed products in the Pacific Rim markets, including Australia, New Zealand, Japan, Taiwan and Hong Kong (the "Territory").

   Although the Company and the Australian manufacturer have agreed on the first product to be licensed under the agreement, there can be no assurance that any other products will be licensed under such agreement. The Company is not obligated under such agreement to license any products to the Australian manufacturer other than the first product, and the Australian manufacturer is not obligated to accept and license any additional product from the Company. Under the agreement, the Company will receive a royalty from the Australian manufacturer with respect to any sales of the licensed products by such manufacturer in the Territory.

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   In November 1994, the Company entered into a license agreement with a Canadian pharmaceutical company. Pursuant to the agreement, the Canadian company licensed the right to manufacture or purchase from the company at normal selling prices and distribute eight of the Company's products under its private label. Under the agreement, the Company will receive a royalty on the Canadian company's sales of the licensed products in Canada.

   III.  Employment Contracts

   In 1994, the Company entered into employment contracts with certain officers, the most significant of which is with the Company's President. The President's contract provides for an annual base salary, plus cost of living increases, plus a bonus equal to three percent of pre-tax income, the total not to exceed three times the President's base salary. Additionally, the President was granted options to purchase up to 250,000 shares of common stock at a price of $6.75 per share. Such options become exercisable at the rate of 50,000 each January 1st, beginning January 1, 1994. The agreement and these options expire December 31, 1998. The President has agreed not to compete with the Company for a period of eighteen months after termination of his employment.

   Each contract with the Company's other officers provides for a minimum base salary, bonuses and stock options, which generally vest over a three-year period. These contracts expire at various dates between 1995 and 1997.

   IV.   Contingencies

   A)    Litigation

   In February 1993, the Securities and Exchange Commission initiated a formal investigation into possible violations of the federal securities laws by the Company and certain of its officers and directors. The SEC's examination is focusing on the Company's public disclosure during the period between July 1991 and April 1992 regarding the status of the Company's ANDAs for Piroxicam and Minoxidil and on sales of securities during this period by certain persons, including Company executive officers and/or directors. The Company believes that the SEC's investigation is ongoing. While no assurances can be given as to the outcome of the SEC's investigation, the Company does not believe such outcome will have a material adverse effect on the Company's financial condition or results of operations.

   On January 12, 1994, the Company was served with a suit brought by one of its shareholders who opted out of the Company's settlement of the class action litigation settled during 1993. The suit, DINESH SHAH V. ROYCE LABORATORIES, INC. AND CHATFIELD DEAN & CO., INC., 94 CIV 0061 (S.D. N.Y.) which has also been brought against one of the underwriters of the Company's January 1992 public offering, alleges that the Company's Janu ary 9, 1992 prospectus was false and misleading. The suit seeks rescissory damages for violations of
   Section 11 of the Securities Act of 1933 in the amount of approximately $40,000 plus interest. The Company is vigorously defending this suit and believes it has a meritorious defense. No assurances can be given as to the outcome of this matter.

   On August 4, 1995, the Company was sued by Bristol-Myers Squibb Company, Inc. and E.R. Squibb & Sons, Inc. (collectively, "Bristol-Myers") in the Southern District of Florida with respect to Captopril (Case No. 95- 1682-CIV-Davis).

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   In March 1995, the Company received a tentative approval of its ANDA for Captopril, the Company's generic equivalent to Bristol-Myers' anti-hypertensive drug Capoten(R). Under the General Agreement on Tariffs anD Trade ("GATT") treaty implementing legislation, patent protection for Capoten(R) was extended from August 8, 1995 until February 13, 1996. The Company asserted, in a certification (the "Certification") filed with the FDA, that under GATT, the Company should have the right to market Captopril after August 8, 1995, subject to the Company's possible obligation to pay "equitable remuneration" to Bristol-Myers on the Company's sales of Captopril during the period between August 8, 1995 and February 13, 1996 (the "Delta Period"). Bristol-Myers suit against the Company was filed based upon the Company's filing of the Certification.

   On August 25, 1995, the District Court determined that under the GATT treaty, the Company's manufacture, use or sale of Captopril during the Delta Period would not infringe upon Bristol-Myers' patent for Capoten(R). Based upon this determination, the District Court granted the Company's Emergency Motion to set aside the statutory injunction which arises automatically upon the filing of an infringement action. The District Court further dismissed Bristol-Myers' complaint for patent infringement. However, the District Court denied the Company's request that the District Court order an immediate effective date of the Company's ANDA for Captopril.

   Bristol-Myers appealed the decision of the District Court and on November 1, 1995, the United States Court of Appeals for the Federal Circuit (the "Circuit Court") reversed and remanded, with instructions, the decision of the District Court. The Circuit Court, in its ruling, determined that as a matter of law, the safe harbor provisions of GATT do not permit the Company to make, use or sell Captopril prior to February 13, 1996. The Circuit Court further concluded that as a result of its finding, the statutory bar against FDA approval of the Company's ANDA for Captopril prior to February 13, 1996 remained in effect. The Company appealed the Circuit Court's decision to the U.S. Supreme Court however, the Supreme Court did not grant certiorari and the matter has now been remanded to the District Court.

   While there can be no assurance, the Company does not believe that this litigation will have a material adverse impact on its financial position or results of operations.

   In the ordinary course of business, the Company is at times involved in other legal actions and proceedings. Presently, there are no such actions which are expected to have a significant effect on the Company's operations.

                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 (IN THOUSANDS)


                                                  BALANCE AT     CHARGED TO      CHARGED TO                 BALANCE
                                                  BEGINNING      COSTS AND       OTHER                      AT END
CLASSIFICATION                                    OF YEAR        EXPENSES        ACCOUNTS     DEDUCTIONS    OF YEAR
-------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995


Allowance for Doubtful Accounts:                  $    52        $   200         $   -        $   -         $   252

Allowance for Sales Returns and Incentives:       $   333        $   611         $   -        $   287       $   657


YEAR ENDED DECEMBER 31, 1994


Allowance for Doubtful Accounts:                  $    35        $    30         $   -        $    13       $    52

Allowance for Sales Returns and Incentives:       $    63        $   333         $   -        $    63       $   333



YEAR ENDED DECEMBER 31, 1993


Allowance for Doubtful Accounts:                  $    16        $    19         $   -        $   -         $    35

Allowance for Sales Returns and Incentives:       $    42        $    63         $   -        $    42       $    63


                          THE ACCOMPANYING NOTES ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.