Form 10-Q
period 1996-03-31
ROYCE LABORATORIES INC /FL/
filed 1996-05-14
CIK 789462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ________ to ________

                        Commission file number 34-015178A

                            ROYCE LABORATORIES, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

       FLORIDA                                           59-2202295
       -------                                           ----------
State or other jurisdiction of                 (IRS Employer Identification No.)
incorporation or organization

5350 N.W. 165TH STREET, MIAMI, FLORIDA                                 33014
- --------------------------------------                                 -----
(Address of principal executive offices)                             (Zip Code)

                                 (305) 624-1500
                                 --------------
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No __

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    13,441,048 shares of Common Stock, $.005 par value as of April 12, 1996.



                            ROYCE LABORATORIES, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                                 PAGE NO.
     Item 1.    Financial Statements

         Consolidated Balance Sheets for
          March 31, 1996 and December 31, 1995                                    3

         Consolidated Statements of Operations for the
          Three Months Ended March 31, 1996 and 1995                              4

         Consolidated Statement of Changes in Stockholders' Equity for the
          Three Months Ended March 31, 1996                                       5

         Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1996 and 1995                              6

         Notes to Consolidated Financial Statements                               7

     Item 2.    Management's discussion and analysis of financial
                condition and results of operations                              10

PART II  OTHER INFORMATION

     Item 1.   Legal proceedings                                                 12

     Item 2.   Changes in securities                                             12

     Item 3.   Defaults upon senior securities                                   12

     Item 4.   Submission of matters to a vote of security holders               12

     Item 5.   Other information                                                 12

     Item 6.   Exhibits and reports on Form 8-K                                  12


                            ROYCE LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT SHARES)

                                                         March 31,  December 31,
                                                           1996        1995
                                                           ----        ----
                                                       (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                               $  3,310    $  2,291
   Accounts receivable, net of allowances
     of $1,218 and $909, respectively                         4,487       3,466
   Inventories                                                5,609       4,212
   Prepaid expenses and other current assets                    274         315
                                                           --------    --------
     Total current assets                                    13,680      10,284

Property and equipment, net                                   2,411       1,732
Other assets                                                     38          77
                                                           --------    --------
                                                           $ 16,129    $ 12,093
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $  2,164    $  2,521
   Accrued liabilities                                          786         628
   Current maturities of long-term debt                          92          90
                                                           --------    --------
     Total current liabilities                                3,042       3,239

Long-term debt                                                  156         181
                                                           --------    --------
     Total liabilities                                        3,198       3,420
                                                           --------    --------

Commitments and contingencies                                  --          --
                                                           --------    --------
Stockholders' equity:
   Common stock, $.005 par value, 35,000,000 shares
     authorized; 13,441,048 and 12,838,466 shares issued,
     respectively                                                67          64
   Additional paid-in capital                                30,059      26,471
   Accumulated deficit                                      (17,184)    (17,851)
   Treasury stock (2,500 shares at cost)                        (11)        (11)
                                                           --------    --------
     Total stockholders' equity                              12,931       8,673
                                                           --------    --------
                                                           $ 16,129    $ 12,093
                                                           ========    ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                   Three Months Ended
                                                        March 31,
                                           -----------------------------------
                                                1996                 1995
                                           -------------         -------------

Net sales                                  $      5,726          $       2,084

Cost of goods sold                         (      3,583)         (       1,430)
                                           ------------          -------------
Gross profit                                      2,143                    654

Expenses:
  Research and development                 (        388)         (         265)
  Selling, general and administrative      (      1,145)         (         666)
                                           ------------          -------------

Operating income (loss)                             610          (         277)
                                           ------------          -------------
Other income (expense):
  Interest income                                    59                     37
  Interest expense                         (          9)         (           3)
  Miscellaneous income                                7                      -
                                           ------------          -------------
                                                     57                     34
                                           ------------          -------------
Income (loss) before income taxes                   667          (         243)

Income taxes                                         -                       -
                                           ------------          -------------
Net income (loss)                          $        667          ($        243)
                                           ============          =============

Per share data:

  Earnings (loss) per common and common
    equivalent share                       $        .05          ($        .02)
                                           ============          =============

  Weighted average number of common and
    common equivalent shares outstanding     14,302,236             11,963,131
                                           ============          =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                            ROYCE LABORATORIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                          (IN THOUSANDS EXCEPT SHARES)
                                   (UNAUDITED)

                                          Common Stock           Additional                                               Total
                                          ------------             Paid-in           Accumulated        Treasury      Stockholders'
                                   Shares            Amount        Capital             Deficit            Stock           Equity
                                   ------            ------        -------             -------            -----           ------
Balance at
  December 31, 1995                12,838,466     $    64      $    26,471          ($   17,851)       ($    11)       $     8,673

Issuance of stock -
 exercise of warrants and
 options                              602,582           3            3,511                 -                 -               3,514

Costs related to stock options
 granted to a customer                     -           -                77                 -                 -                  77

Net income                                 -           -                -                   667              -                 667
                                 ------------      ------      -----------          -----------        --------        -----------

Balance at March 31, 1996          13,441,048     $    67      $    30,059          ($   17,184)       ($    11)       $    12,931
                                 ============     =======      ===========          ===========        ========        ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS EXCEPT IN SUPPLEMENTAL DISCLOSURES)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                      1996           1995
                                                      ----           ----

Cash flows from operating activities:
   Net income (loss)                               $    667       ($   243)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation                                       110             56
     Option grant to a customer                          11             -
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable             (  1,021)      (    176)
     (Increase) in inventories                     (  1,397)      (     75)
     Decrease in prepaid expenses
       and other current assets                          41             51
     Decrease in other assets                            39             34
     (Decrease) in accounts payable                (    357)      (    323)
     Increase in accrued liabilities                    224             73
                                                   --------       --------
       Net cash used in operating activities       (  1,683)      (    603)
                                                   --------      ---------
Cash flows from investing activities:
   Acquisition of property and equipment           (    789)      (    129)
                                                   --------       --------
       Net cash used in investing activities       (    789)      (    129)
                                                   --------       --------

Cash flows from financing activities:
   Proceeds from equipment note                         -               20
   Repayments of notes payable                     (     23)      (      7)
   Net proceeds from issuance of common stock         3,514              -
                                                   --------       --------
       Net cash provided by financing activities      3,491             13
                                                   --------       --------
Net increase (decrease) in cash and
  cash equivalents                                    1,019       (    719)

Cash and cash equivalents, beginning of period        2,291          3,323
                                                   --------       --------

Cash and cash equivalents, end of period           $  3,310       $  2,604
                                                   ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   During the three months ended March 31, 1996 and 1995, the Company made cash payments for interest totaling approximately $11,000 and $3,000, respectively.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   During the three months ended March 31, 1995, the Company issued 10,695 shares of common stock in satisfaction of a contract obligation.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

NOTE 1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

I.   Interim Financial Statements

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The accompanying unaudited financial statements have not been examined by independent certified public accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the year ended December 31, 1996.

II.  Significant Accounting Policies

(A)    Earnings (loss) per common and common equivalent share

Earnings (loss) per common and common equivalent share amounts are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each of the periods. Warrants, options and other common stock equivalents have not been included in the calculation of loss per share for the three months ended March 31, 1995 because their effect would be anti-dilutive. Primary and fully diluted earnings per share were the same for the three months ended March 31, 1996.

(B)    Reclassification

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2.  INVENTORIES

                                          March 31,              December 31,
                                            1996                     1995
                                            ----                     ----
                                        (Unaudited)

         Raw materials                  $    3,036               $    2,439
         Work-in-progress                    1,382                      783
         Finished goods                      1,191                      990
                                         ---------               ----------
                                        $    5,609               $    4,212
                                        ==========               ==========

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

NOTE 3.  LONG-TERM DEBT

Long-term debt consists of bank notes and capital lease obligations. These obligations are payable in monthly installments, including interest ranging from 9.6% to 13% per annum, for terms expiring at various dates through 2000, and are collateralized by equipment. At March 31, 1996, long-term debt totaled $248,000, of which current maturities comprised $92,000.

NOTE 4.  INCOME TAXES

In the three months ended March 31, 1996, the Company used approximately $1.1 million of its net operating loss carryforwards to offset its taxable income during that period. Accordingly, the Company's net deferred tax asset and its valuation allowance for such asset were reduced by approximately $400,000.

NOTE 5.  CAPITAL STOCK

1995 Private placement warrants

As part of the Company's 1995 private placement, the Company issued 833,333 twelve-month warrants (the "Private Warrants") to purchase one share of common stock at an exercise price of $6.50 per share until July 20, 1996. The shares of common stock underlying the Private Warrants have been registered for sale by the holders thereof under the Securities Act of 1933, as amended.

On December 12, 1995, the Company reduced the exercise price of the Private Warrants from $6.50 to $6.00 for a 60 day period as an incentive for warrant holders to exercise their Private Warrants. During the three months ended March 31, 1996, the Company issued 581,333 shares of its common stock as a result of the exercise of 581,333 Private Warrants. Net proceeds from the exercise of these warrants amounted to approximately $3.4 million. The remaining 252,000 Private Warrants were outstanding as of March 31, 1996.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

I.   Customer options

The Company has option agreements with two of its customers. For a description of the agreements, see Note 8 (III) (I) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

NOTE 6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

II.  Litigation

In February 1993, the Securities and Exchange Commission (the "SEC") initiated a formal investigation into possible violations of the federal securities laws by the Company and certain of its officers and directors. The SEC examination focused on the Company's public disclosure during the period between July 1991 and April 1992 regarding the status of the Company's ANDAs for Piroxicam and Minoxidil and on sales of securities during this period by certain persons.

On May 2, 1996, the Company and Patrick J. McEnany, the Company's Chairman and Chief Executive Officer, entered into a settlement (the "Settlement") with the SEC resolving the SEC's formal investigation with respect to the Company and Mr. McEnany, without admitting or denying that a violation of the securities laws had occurred. As part of the Settlement, the Company and Mr. McEnany consented to the granting of a civil injunction requiring them to comply with the federal securities laws in the future. Further, in connection with the Settlement, Mr. McEnany paid a $25,000 administrative fine to defray, in part, the SEC's expenses in connection with the investigation, which amount was reimbursed to Mr. McEnany by the Company under the indemnification provisions of the Company's Articles of Incorporation and By-Laws.

The Company believes that the Settlement brings to a close the SEC's investigation of the Company and Mr. McEnany, although the Company believes that the SEC's investigation continues with respect to the sales of the Company's securities by two of the Company's executive officers during the period described above. The Company does not believe, however, that the continuing aspects of the SEC's investigation will have a material adverse effect on the Company's financial condition or results of operations.

On January 12, 1994, the Company was served with a suit brought by one of its shareholders who opted out of the Company's settlement of the class action litigation settled during 1993. The suit, DINESH SHAH V. ROYCE LABORATORIES, INC. AND CHATFIELD DEAN & CO., INC., 94 CIV 0061 (S.D. N.Y.) which has also been brought against one of the underwriters of the Company's January 1992 public offering, alleges that the Company's January 9, 1992 prospectus was false and misleading. The suit seeks damages for violations of Section 11 of the Securities Act of 1933 and Section 10b and Rule 10b-5 under the Securities and Exchange Act of 1934 in the amount of approximately $40,000 plus interest. The Company is vigorously defending this suit and believes it has a meritorious defense. No assurances can be given as to the outcome of this matter.

On August 4, 1995, the Company was sued by Bristol-Myers Squibb Company, Inc. and E.R. Squibb & Sons, Inc. (collectively, "Bristol-Myers") in the Southern District of Florida with respect to Captopril (Case No. 95-1682-CIV-Davis). For information regarding the current status of this suit, see Note 10 (IV) (A) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. While there can be no assurance, the Company does not believe that this litigation will have a material adverse impact on its financial position or results of operations.

In the ordinary course of business, the Company is at times involved in other legal actions and proceedings. Presently, there are no such actions which are expected to have a significant effect on the Company's operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. This Quarterly Report on Form 10-Q contains certain forward looking statements which involve risks and uncertainties. The Company's actual results could differ from the forward looking information described herein.

RESULTS OF OPERATIONS

Presented below is a comparison of the results of operations for the three months ended March 31, 1996 to the three months ended March 31, 1995. Such three month periods are referred to as 1996 and 1995, respectively.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net sales for 1996 were $5.7 million, representing an increase of $3.6 million or 175% over net sales of $2.1 million for 1995. Approximately 67% of the increase in net sales was attributable to sales of products which were introduced by the Company after March 31, 1995 ("New Products"), while the remaining 33% of the increase in net sales was attributable to sales of products in the Company's product line prior to March 31, 1995 ("Existing Products"). Approximately 88% of the increase in sales of New Products was attributable to the launches of Hydroxychloroquine Sulfate in December 1995, Captopril in February 1996 and the Hydrocodone Bitartrate line of products in March 1996. Approximately 63% of the increase in sales of Existing Products was attributable to increased sales of Quinine Sulfate, a prescription drug for the treatment of malaria. The majority of the sales increase in the Company's other Existing Products is due to increased volume.

Gross profit for 1996 was $2.1 million, or 37% of net sales, compared to $654,000, or 31% of net sales for 1995. Gross profit, as well as the gross profit margin, increased due to the introduction of New Products and sales increases of Existing Products, both of which caused an improvement in the operating leverage on the Company's fixed costs of manufacturing.

Research and development ("R&D") expenses increased 46% to $388,000 in 1996 versus $265,000 in 1995. The Company expects 1996 R&D expenses to continue to increase over their 1995 levels.

Selling, general & administrative ("SG&A") expenses increased 72% to $1.1 million or 20% of net sales in 1996, versus $666,000 or 32% of net sales in 1995. Approximately 26% of the increase in SG&A expenses was attributable to an increase in royalties which are based on sales of certain products (See "Item 1. Business Products" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a description of such products). The Company anticipates that royalties will continue to increase as sales of such products increase and additional New Products subject to royalty arrangements are launched. Advertising expenses associated with the launch of New Products accounted for an additional 23% of the increase in SG&A expenses. Other SG&A expense increases were attributable to the growth of the Company's operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

No income tax expense was recorded in 1996 as the Company used its net operating loss carryforwards to offset its taxable income. As a result of the above factors, the Company's net income for 1996 was $667,000, compared to a net loss of $243,000 for 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed itself through sales of its equity securities. In 1996, the Company received net proceeds of $3.4 million from the exercise of 581,333 Private Warrants (See Note 5 of the Notes to Consolidated Financial Statements).

Cash and cash equivalents increased $1.0 million from year end 1995. This increase represents the $3.5 million received from financing activities (primarily from the exercise of Private Warrants) less $1.7 million used in operating activities and $0.8 million used for property and equipment purchases.

Net accounts receivable at March 31, 1996 increased by $1.0 million over year end 1995, due in large part to an increase of $1.8 million in net sales in the quarter ending March 31, 1996 over the quarter ending December 31, 1995. First quarter 1996 sales increased as a result of the launches of Captopril and the Hydrocodone Bitartrate line in February and March, respectively, combined with increased volume in the sales of the Company's other products. Consistent with Management's goal of increasing inventories to better meet customers requirements and support higher sales and the introduction of new products, inventories at March 31, 1996 increased by $1.4 million over year end 1995 levels.

Property and equipment, net of accumulated depreciation, increased $789,000 between December 31, 1995 and March 31, 1996. This increase related to purchases of manufacturing equipment and plant improvements to meet growing production needs.

As the Company grows, it will continue to require additional capital. The Company will continue to monitor its capital requirements and seek additional capital if and when it becomes necessary. The Company presently believes that it has adequate cash reserves and will generate sufficient cash flow from its operations to support its current level of working capital requirements, capital expenditures and R&D activities through at least the end of 1996. The Company expects that once it has established a history of earnings, revolving credit bank financing on cost effective terms will become available to meet the Company's working capital requirements, although there can be no assurance of such. In addition, future expansion of the Company's facilities or acquisitions might require a significant amount of additional capital. There can be no assurance that necessary funding will be available in the future when and if it is required. Any such funding would likely involve sales of additional equity securities of the Company.

                            ROYCE LABORATORIES, INC.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

          See note 6 to the attached consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 11

          Statement regarding computation of per share earnings

          Primary earnings per share and fully-diluted earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period.

          For purposes of computing primary earnings per share, common equivalent shares include the average number of common shares issuable upon the exercise of all stock options and warrants, if dilutive, less the common shares which could have been purchased at the average market price during the period with the assumed proceeds from the exercise of the options and warrants.

          For purposes of computing fully-diluted earnings per share, common equivalent shares are computed on a basis comparable to that for primary earnings per share, except that common shares are assumed to be purchased at the market price at the end of the period, if such market price is less than the average market price used in the computation of primary earnings per share.

     (b)  REPORTS ON FORM 8-K

          No Reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Royce Laboratories, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Miami, Florida on the 14th day of May, 1996.

                            ROYCE LABORATORIES, INC.


                            By: /s/ PATRICK J. MCENANY
                               -------------------------------------------------
                                    Patrick J. McEnany
                                    President and Chief Executive Officer



                            By: /s/ ROBERT E. BAND
                               -------------------------------------------------
                                    Robert E. Band
                                    Vice President - Finance and Chief Financial
                                    Officer