Form 10-Q
period 1996-06-30
ROYCE LABORATORIES INC /FL/
filed 1996-08-14
CIK 789462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________________ to ________________

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

                      13,505,638 shares of Common Stock, $.005 par value as of August 2, 1996.

                            ROYCE LABORATORIES, INC.
                                      INDEX

PART I   FINANCIAL INFORMATION                                          PAGE NO.

     Item 1.    Financial Statements

         Consolidated Balance Sheets at
          June 30, 1996 and December 31, 1995                               3

         Consolidated Statements of Operations for the
          Three and Six Month Periods Ended June 30, 1996 and 1995          4

         Consolidated Statement of Changes in Stockholders' Equity for the
          Six Months Ended June 30, 1996                                    5

         Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1996 and 1995                           6

         Notes to Consolidated Financial Statements                         7

     Item 2.    Management's discussion and analysis of financial
                condition and results of operations                         10


PART II  OTHER INFORMATION

     Item 1.   Legal proceedings                                            15

     Item 2.   Changes in securities                                        15

     Item 3.   Defaults upon senior securities                              15

     Item 4.   Submission of matters to a vote of security holders          15

     Item 5.   Other information                                            15

     Item 6.   Exhibits and reports on Form 8-K                             16

                                         ROYCE LABORATORIES, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS EXCEPT SHARES)


                                                               June 30,              December 31,
                                                                 1996                    1995
                                                            -----------            --------------
                                                            (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                $     2,109             $     2,291
   Accounts receivable, net of allowances
     of $1,733 and $909, respectively                             4,759                   3,466
   Inventories                                                    6,967                   4,212
   Prepaid expenses and other current assets                        264                     315
                                                            -----------             -----------
     Total current assets                                        14,099                  10,284

Property and equipment, net                                       2,740                   1,732
Other assets                                                         43                      77
                                                            -----------            ------------
                                                                $16,882            $     12,093
                                                            ===========            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $     2,642             $     2,521
   Accrued liabilities                                              552                     628
   Current maturities of long-term debt                              90                      90
                                                            -----------             -----------
     Total current liabilities                                    3,284                   3,239

Long-term debt                                                      135                     181
                                                            -----------             -----------
     Total liabilities                                            3,419                   3,420
                                                            -----------             -----------

Commitments and contingencies                                         -                       -
                                                            -----------             -----------

Stockholders' equity:
   Common stock, $.005 par value, 35,000,000 shares
     authorized; 13,457,548 and 12,838,466 shares issued,
     respectively                                                    67                      64
   Additional paid-in capital                                    30,162                  26,471
   Accumulated deficit                                      (    16,755)            (    17,851)
   Treasury stock (2,500 shares at cost)                    (        11)            (        11)
                                                            -----------             -----------
     Total stockholders' equity                                  13,463                   8,673
                                                            -----------             -----------
                                                                $16,882             $    12,093
                                                            ===========             ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)


                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                              ----------------------------    -----------------------------
                                                  1996           1995            1996             1995
                                                  ----           ----            ----             ----
Net sales                                     $     5,667     $    2,059      $   11,393      $     4,143
Cost of goods sold                            (     3,597)    (    1,516)    (     7,180)     (     2,946)
                                              -------------   ------------    ------------    -------------

Gross profit                                        2,070            543           4,213            1,197

Expenses:
  Research and development                    (       365)     (     403)     (      753)     (       668)
  Selling, general and administrative         (     1,308)     (     665)     (    2,453)     (     1,331)
                                              -------------   ------------    ------------    -------------

Operating income (loss)                                397     (     525)          1,007      (       802)
                                              -------------   ------------    ------------    -------------

Other income (expense):
  Interest income                                       37            27              96               64
  Interest expense                            (         11)    (       7)     (       20)      (       10)
  Miscellaneous income                                  29             1              36                1
                                              -------------   ------------    ------------    -------------
                                                        55            21             112               55
                                              -------------   ------------    ------------    -------------

Income (loss) before income taxes                      452     (     504)          1,119       (      747)
Income taxes                                  (         23)          -        (       23)           -
                                              -------------   ------------    ------------    -------------

Net income (loss)                             $        429     ($    504)      $   1,096        ($    747)
                                              =============   ============    ============    =============

Per share data:
  Earnings (loss) per common and common
  equivalent share                            $        .03     ($    .04)      $     .08        ($    .06)
                                              =============   ============    ============    =============

  Weighted average number of common and
common equivalent shares outstanding            14,148,159     11,966,360     14,225,198       11,964,754
                                              =============   ============    ============    =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                          (IN THOUSANDS EXCEPT SHARES)
                                   (UNAUDITED)


                                  Common Stock           Additional                                               Total
                           ------------------------        Paid-in           Accumulated        Treasury      Stockholders'
                           Shares            Amount        Capital             Deficit            Stock           Equity
                           ------            ------      ---------           ------------        --------     -------------
Balance at
  December 31, 1995        12,838,466     $    64      $    26,471           ($   17,851)         ($    11)     $     8,673

Issuance of stock -
 exercise of warrants and
 options                      619,082           3            3,604                     -                 -            3,607

Grant of stock options          -               -               87                     -                 -               87

Net income                      -               -                -                 1,096                 -            1,096
                           ----------     -------      -----------           -----------          --------      -----------

Balance at June 30, 1996   13,457,548     $    67      $    30,162           ($   16,755)         ($    11)     $    13,463
                           ==========     =======      ===========            ==========           =======      ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS EXCEPT IN SUPPLEMENTAL DISCLOSURES)
                                   (UNAUDITED)



                                                                    Six Months Ended
                                                                        June 30,
                                                           -------------------------------
                                                             1996                    1995
                                                           --------                --------
Cash flows from operating activities:
   Net income (loss)                                       $  1,096                ($   747)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation                                               247                     123
     Option grant                                                21                      -
   Changes in operating assets and liabilities:
     Increase in accounts receivable                       (  1,293)             (      394)
     Increase in inventories                               (  2,755)             (      915)
     Decrease in other current assets                            51                     131
     Decrease in other assets                                    34                      34
     Increase (decrease) in accounts payable                    121              (      601)
     Decrease in accrued liabilities                       (     10)             (       11)
                                                           --------              ----------
       Net cash used in operating activities               (  2,488)             (    2,380)
                                                           --------              ----------

Cash flows from investing activities:
   Acquisition of property and equipment                   (  1,255)             (      496)
                                                           --------              ----------
       Net cash used in investing activities               (  1,255)             (      496)
                                                           --------              ----------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                     -                       139
   Repayment of long-term debt                             (     46)             (       20)
   Net proceeds from issuance of stock                        3,607                      21
   Collection of loan receivable                                -                        27
                                                           --------              ----------
       Net cash provided by financing activities              3,561                     167
                                                           --------              ----------

Net decrease in cash and cash equivalents                  (    182)             (    2,709)

Cash and cash equivalents, beginning of period                2,291                   3,323
                                                           --------              ----------

Cash and cash equivalents, end of period                   $  2,109              $      614
                                                           ========              ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   During the six months ended June 30, 1996 and 1995, the Company made cash payments for interest totaling approximately $22,000 and $10,000, respectively.


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   During the six months ended June 30, 1995, the Company issued 12,017 shares of unregistered common stock in satisfaction of contract obligations.

   During the six months ended June 30, 1995, the Company incurred $38,000 in capital lease obligations for new equipment.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

NOTE 1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

I.   Interim Financial Statements

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The accompanying unaudited financial statements have not been examined by independent certified public accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the Company's financial position and results of operations for the interim periods. The results of operations for the three and six month periods ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

II.  Significant Accounting Policies

(A)    Earnings (loss) per common and common equivalent share

Earnings (loss) per common and common equivalent share amounts are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each of the periods. Warrants, options and other common stock equivalents have not been included in the calculation of loss per share for the three and six month periods ended June 30, 1995 because their effect would be anti-dilutive. Primary and fully diluted earnings per share were the same for the three and six month periods ended June 30, 1996.

(B)    Reclassification

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2.  INVENTORIES
                                       June 30,               December 31,
                                         1996                     1995
                                     -----------              ------------
                                     (Unaudited)

         Raw materials                $    3,352               $    2,439
         Work-in-progress                  1,675                      783
         Finished goods                    1,940                      990
                                       ---------               ----------
                                      $    6,967               $    4,212
                                      ==========               ==========

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


NOTE 3.  LONG-TERM DEBT

Long-term debt consists of bank notes and capital lease obligations. These obligations are payable in monthly installments, including interest ranging from 9.6% to 13% per annum, for terms expiring at various dates through 2000, and are collateralized by equipment. At June 30, 1996, long-term debt totaled $225,000, of which current maturities comprised $90,000. See Note 7 regarding a new loan obtained subsequent to June 30, 1996.

NOTE 4.  INCOME TAXES

The Company used approximately $0.5 million and $1.3 million, respectively, of its net operating loss carryforwards to offset 90% of its taxable income in the three and six month periods ended June 30, 1996. Accordingly, the Company's net deferred tax asset and its valuation allowance for such asset were reduced by approximately $200,000 and $500,000, respectively, in the three and six month periods ended June 30, 1996. The provision for income taxes for the three months ended June 30, 1996 consists of the Company's estimate of alternative minimum taxes incurred during the period.

NOTE 5.  CAPITAL STOCK

1995 Private placement warrants

As part of the Company's 1995 private placement, the Company issued 833,333 twelve-month warrants (the "Private Warrants") to purchase one share of common stock at an exercise price of $6.50 per share until July 20, 1996. The shares of common stock underlying the Private Warrants were registered for sale by the holders thereof under the Securities Act of 1933, as amended.

On December 12, 1995, the Company reduced the exercise price of the Private Warrants from $6.50 to $6.00 for a 60 day period. During the six months ended June 30, 1996, the Company issued 581,333 shares of its common stock as a result of the exercise of 581,333 Private Warrants. Net proceeds from the exercise of these warrants amounted to approximately $3.4 million. The remaining 252,000 Private Warrants expired on July 20, 1996.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

On May 2, 1996, the Company and Patrick J. McEnany, the Company's Chairman and Chief Executive Officer, entered into a settlement (the "Settlement") with the Securities and Exchange Commission resolving the SEC's formal investigation with respect to the Company and Mr. McEnany, without admitting or denying that a violation of the securities laws had occurred. As part of the Settlement, the Company and Mr. McEnany consented to the granting of a civil injunction requiring them to comply with the federal securities laws in the future. Further, in connection with the Settlement, Mr. McEnany paid a $25,000 administrative fine, which amount was reimbursed to Mr. McEnany by the Company under the indemnification provisions of the Company's Articles of Incorporation and By-Laws.

The Company believes that the Settlement brings to a close the SEC's investigation of the Company and Mr. McEnany, although the Company believes that the SEC's investigation continues with respect to the

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

sales of the Company's securities during the period between September 1991 and April 1992 by three Company employees. The Company does not believe, however, that the continuing aspects of the SEC's investigation will have a material adverse effect on the Company's financial condition or results of operations.

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

On August 4, 1995, the Company was sued by Bristol-Myers Squibb Company, Inc. and E.R. Squibb & Sons, Inc. (collectively, "Bristol-Myers") in the Southern District of Florida with respect to Captopril (Case No. 95-1682-CIV-Davis). For information regarding this suit, see Note 10 (IV) (A) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In July 1996, this suit was dismissed without any further liability to the Company.

In the ordinary course of business, the Company is at times involved in other legal actions and proceedings. Presently, there are no such actions which are expected to have a significant effect on the Company's operations.

An agreement has recently expired in which one of the Company's customers could earn options to purchase shares of the Company's common stock by meeting certain purchase targets. The Company believes, and has been so advised by its legal counsel, that based upon the terms and its interpretation of the written agreement, the customer did not satisfy the purchase requirement under the agreement and thus, did not earn the options. Notwithstanding, the customer may disagree with this interpretation and no assurance can be given as to the ultimate outcome of any dispute with respect to this issue. The future resolution of this matter in a manner inconsistent with the Company's interpretation would result in a charge to earnings at that time.

NOTE 7.  SUBSEQUENT EVENT

On August 5, 1996, the Company received $750,000 in proceeds under a bank term loan related to purchases of equipment. The term loan is payable in 48 monthly installments of $19,022, consisting of principal and interest at 10% per annum, and is collateralized by a first priority interest in all of the equipment and fixtures owned by the Company. In connection with this loan, the Company is required to comply with various covenants, including debt to equity and interest coverage ratios.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING IS MANAGEMENT'S DISCUSSION AND ANALYSIS OF CERTAIN FACTORS WHICH HAVE AFFECTED THE COMPANY'S FINANCIAL POSITION AND OPERATING RESULTS DURING THE PERIODS INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS. THIS DISCUSSION ALSO CONTAINS FORWARD LOOKING INFORMATION WHICH INVOLVES RISKS AND UNCERTAINTIES AND IS BASED ON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY. ACTUAL RESULTS MAY DIFFER FROM THOSE DESCRIBED HEREIN AND FUTURE RESULTS MAY ALSO BE SUBJECT TO NUMEROUS FACTORS, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 AND THE QUARTERLY REPORT ON FORM 10-Q FOR THE FIRST QUARTER OF 1996.

RESULTS OF OPERATIONS

Presented below is a comparison of the results of operations for the three and six month periods ended June 30, 1996 to the same periods ended June 30, 1995. Such three and six month periods are referred to herein (when the context requires) as "1996" and "1995", respectively.

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Net sales for 1996 were $5.7 million, representing an increase of $3.6 million or 175% over net sales of $2.1 million for 1995. Approximately 65% of the increase in net sales was attributable to sales of products which were introduced by the Company after June 30, 1995 ("New Products"), while the remaining 35% of the increase in net sales was attributable to sales of products in the Company's product line prior to June 30, 1995 ("Existing Products"). Sales and gross profits from Captopril during 1996 were not as significant as had been anticipated prior to its February 13, 1996 launch, due to the large number of competitors with this product on that date. The Company believes that an oversupply of Captopril by manufacturers exists which may be causing certain of these manufacturers to sell short dated Captopril at very low prices. The Company believes this may be further fueling the current price decline with respect to this product. While the Company realized normal profit margins on its Captopril sales in the second quarter of 1996, sales prices have declined subsequently, and thus, the Company believes there is a strong possibility that margins on Captopril will decrease in the near future as it meets competition on this product.

Most of the increase in sales of Existing Products was attributable to increased sales of Quinine Sulfate. The growth in Quinine Sulfate sales resulted from a combination of higher volume and higher prices, both of which Management believes occurred as a result of less competition for this product. A material portion of Quinine Sulfate sales for the quarter were to a former competitor in this product. There can be no assurance that such customer will continue to purchase Quinine Sulfate from the Company rather than manufacturing it. While the Company believes that Quinine Sulfate will continue to be a significant product at least for the remainder of 1996, there can be no assurance that the market demand for this product will continue at its current levels nor that competition will not increase in the future, both of which

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

could impact the Company's volume and prices for this product. For other information regarding the status of Quinine Sulfate, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations 1995 vs. 1994" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Sales of other Existing Products increased 15% from their 1995 levels. A gain of 11% in unit volume and a better sales mix of the other Existing Products was partially offset by price decreases in certain of these products caused by competition. The Company is encouraged by the recent addition of several key new customers and believes that its sales will increase moderately in the remainder of 1996.

Gross profit for 1996 was $2.1 million, or 37% of net sales, compared to $543,000, or 26% of net sales for 1995. Gross profit, as well as the gross profit margin, increased due to the introduction of New Products and sales increases of Existing Products, both of which resulted in increased operating leverage on the Company's fixed costs of manufacturing. This increase was partially offset by higher sales incentives and allowances which were provided in 1996 to promote the New Products and in response to increased competitive pressure. Due to price competition, the Company believes that its overall gross profit margin is likely to decrease moderately in the remainder of 1996, unless such decrease is offset by future volume gains and new product approvals.

Research and development ("R&D") expenses decreased 9% to $365,000 in 1996 versus $403,000 in 1995. The Company expects that the R&D expenses for the year ending December 31, 1996 to be higher than their 1995 levels.

Selling, general & administrative ("SG&A") expenses increased 96% to $1.3 million or 23% of net sales in 1996, versus $665,000 or 32% of net sales in 1995. Approximately 17% of the increase in SG&A expenses was attributable to an increase in royalties which are payable based on sales of certain products. Advertising expenses associated with New Products accounted for 14% of the increase in SG&A expenses. Payroll and benefits accounted for 24% of the increase in SG&A expenses and, along with increases in other SG&A expenses, were due mainly to the growth of the Company's operations. The reduction in SG&A as a percentage of sales resulted from economies of scale arising from higher revenues.

The Company recorded $23,000 of income tax expense in 1996 which was the Company's estimate of alternative minimum tax incurred for the period, after utilizing net operating loss carryforwards to offset 90% of taxable income. As a result of the above factors, the Company's net income for 1996 was $429,000, compared to a net loss of $504,000 for 1995.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net sales for 1996 were $11.4 million, representing an increase of $7.3 million or 175% over net sales of $4.1 million for 1995. Approximately 66% of the increase in net sales was attributable to the sales of New Products, while the remaining 34% of the increase in net sales was attributable to sales of Existing Products. Most of the increase in net sales of Existing Products was attributable to increased sales of Quinine Sulfate. See the discussion above on the results for the three month period ended June 30, 1996 for further information. Sales in the Company's other Existing Products increased 19% from their 1995 levels. A gain of 29% in unit volume and a better sales mix of the other Existing Products was partially offset by price decreases in certain of these products caused by competition.

Gross profit for 1996 was $4.2 million, or 37% of net sales, compared to $1.2 million, or 29% of net sales

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for 1995. Gross profit, as well as the gross profit margin, increased due to the introduction of New Products and sales increases of Existing Products, both of which caused an improvement in the operating leverage on the Company's fixed costs of manufacturing. This increase was partially offset by higher sales incentives and allowances which were provided in 1996 to promote the New Products and in response to increased competitive pressure.

The Company's R&D expenses increased 13% to $753,000 in 1996 versus $668,000 in 1995.

SG&A expenses increased 84% to $2.5 million or 22% of net sales in 1996, versus SG&A of $1.3 million or 32% of net sales in 1995. Approximately 21% of the increase in SG&A expenses was attributable to an increase in royalties which are payable based on sales of certain products. Advertising expenses associated with the launch of New Products accounted for 18% of the increase in SG&A expenses. Payroll and benefits accounted for 19% of the increase in SG&A expenses and, along with increases in other SG&A expenses, were due mainly to the growth of the Company's operations.

The Company recorded $23,000 of income tax expense in 1996 which was the Company's estimate of alternative minimum taxes incurred for the period, after utilizing net operating loss carryforwards to offset 90% of taxable income. As a result of the above factors, the Company's net income for 1996 was $1.1 million, compared to a net loss of $747,000 for 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed itself through sales of its equity securities. In 1996, the Company received net proceeds of $3.4 million from the exercise of 581,333 Private Warrants (See Note 5 of the Notes to Consolidated Financial Statements).

Cash and cash equivalents decreased $0.2 million from year end 1995. This decrease represents the $3.6 million received from financing activities (primarily from the exercise of Private Warrants) less $2.5 million used in operating activities and $1.3 million used for property and equipment purchases. In August 1996, the Company obtained a bank term loan for $750,000 to finance equipment purchases (see Note 7 of the Notes to Consolidated Financial Statements).

Net accounts receivable at June 30, 1996 increased by $1.3 million over year end 1995, due in large part to an increase of $1.8 million in net sales in the quarter ending June 30, 1996 over the quarter ending December 31, 1995.

Inventories at June 30, 1996 increased by $2.8 million over year end 1995 due to the introduction of new products, management's decision to increase inventories to improve service levels, purchasing for higher anticipated sales levels than actually occurred and higher than normal purchases of Quinine Sulfate in June 1996 to meet a large order shipped in July 1996. The Company expects that its inventory level will be stable or decrease during the remainder of 1996.

Capital expenditures for the six months ended June 30, 1996 were $1.3 million. These purchases consisted mainly of manufacturing equipment and plant improvements to meet growing production needs, and the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

construction of a new research and development laboratory.

As the Company grows, it will continue to require additional capital. The Company's recent profitability has positively impacted cash flow, however profits have not yet reached the level where they can fund all of the Company's capital requirements. The Company expects to make plant improvements, including its new R&D lab, and purchase new equipment in the next 12 months in the amount of $1-$2 million. Also, R&D expenditures in the remainder of 1996 are expected to increase over first half 1996 levels. The Company does not expect to use working capital for inventory in the second half of 1966 as it believes its inventory will not increase during that period. The Company believes that continued growth in sales will be necessary for the Company to generate sufficient cash flows from operations to be able to internally fund its current capital requirements over the next 12 months. The Company expects that once it has established a history of earnings, revolving credit bank financing on cost effective terms should become available. The Company may have to sell additional equity securities to help finance its business plans and/or strategic alliances or acquisitions in the next year. There can be no assurance that necessary capital will be available in the future when and if it is required. If the Company is unable to maintain sufficient capital, it will likely be forced to reduce the level of its research and development efforts and to make other necessary changes to its present business plans until such funding can be secured.

ISSUES AND UNCERTAINTIES

While the generic industry in the United States is rapidly growing and the Company is optimistic about its long-term prospects, competition continues to intensify. The recent decline in sales prices of certain products within the generic industry is indicative of such competition. Below are issues and uncertainties which, based on recent industry trends, could affect the Company in the future.

Recently, as a result of increased competition, several competitors and the Company have had to offer their customers shelf stock adjustments on customers' inventories of products, the market prices of which had decreased following such customers' purchases. This type of adjustment is common in the generic drug industry and is intended to permit the incumbent to maintain market share following the market entry of new competitors in a particular product. Generally, shelf stock adjustments are based on the amount of such product the customer has in inventory at the time of the price decrease times the amount of the price decrease. The timing and amounts of such shelf stock adjustments are difficult to estimate since they are a function of future new competition and price decreases.

The Company purchases inventory based upon its forecast of sales. Its goal is to maintain enough inventory to maintain high service levels but to avoid excess inventory levels. Generally, there is both market risk and expiration date risk related to inventory. Market risk refers to the possibility that competition could drive market sales prices below the Company's cost of inventory, in which case, when measuring inventory at the lower of cost or market, a write down of inventory would be necessary. Expiration date risk refers to the dating of drug products with expiration dates. Customers generally require a minimum of 12 months from their date of purchase before the product expires. If the Company builds excess inventories or loses sales due to competition or consolidation in the industry, parts of its inventory could expire and as result, be required to be written off.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidation and strategic alliances within the pharmaceutical industry have resulted in certain of the Company's customers being bought by or forming joint ventures with competitors. This has resulted in less business opportunities among the Company's private label customer base and made it increasingly necessary to develop new customers among wholesalers, retail chains and managed care customers. To obtain and/or increase business among these segments of the pharmaceutical business, it is important that the Company broaden its product line and/or be the only source or one of a limited number of sources of supply for products.

In response to this competitive landscape, the Company is seeking strategic alliances and acquisitions that would increase the Company's reach in domestic and international marketing, product technology, and unique raw material sourcing and add complementary products lines. The degree of the Company's future growth in sales and profitability depends on its ability to identify, develop and market unique drugs for which there is less competition. The Company believes that its ability to consummate strategic partnerships and acquisitions will be a key factor in accomplishing this goal. There can be no assurance as to the success of these efforts. The Company is also focused on expanding its sales and marketing efforts in an attempt to increase its market share of the products it sells and is encouraged by the recent addition of several key new customers.

Despite this competitive environment, the Company has grown and the Company believes it, along with the generic drug industry, will continue to grow in the future. Since December 1995, the Company has launched three new products, two of which have been major contributors in the Company's movement to profitability. The Company has also experienced important volume gains in the sales of three of its Existing Products. As to one of these products, the Company has been able to take advantage of market conditions which have occurred because of decreased competition with respect to this product. During 1995, the Company filed ANDAs for seven products and has filed ANDAs for three additional products thus far in 1996 which bring its number of ANDAs pending with the FDA to eleven prescription pharmaceutical products in 19 dosage strengths.

In addition to the above-mentioned issues and uncertainties, the Company's results of operations in future periods will be subject to many variables, including the timing of ANDA approvals, the timing of expenditures for research and development and the availability of raw materials and product mix. The above discussion describes some, but not all, of the risks and uncertainties facing the Company. For further information, readers should review the Company's 1995 Form 10-K and Form 10-Q for the first quarter of 1996.

                            ROYCE LABORATORIES, INC.

                                     PART II
ITEM 1. LEGAL PROCEEDINGS

          See Note 6 to the attached consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting on June 12, 1996, the stockholders approved the following (refer to the 1996 proxy statement for additional information):

                                                                                     Votes
                                                                           ----------------------
                                                                           For            Against          Abstentions
                                                                           ---            -------          -----------
     1.  Election of three persons to the Board of
         Directors to serve two years until 1998.

         Patrick J. McEnany                                                9,833,436       -                72,902
         Jacqueline Allee                                                  9,829,502       -                76,836
         William J. Grant                                                  9,835,463       -                70,875

         Two directors, Henry S. Keel and David Cohen Ph.D., retired at the end of their terms on June 12, 1996 and were replaced by Ms. Allee and Mr. Grant.

     2.  Ratification of Price Waterhouse, LLP as the
         Company's independent certified public
         accountants for 1996.                                             9,826,195       48,578           31,565

     3.  Other Business                                                    9,346,028      479,795           80,515


ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBIT 10.1

          Letter Agreement, Note and Security Agreement between the Company and SunTrust.

     (b)  EXHIBIT 11




     (c)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Royce Laboratories, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Miami, Florida on the 14th day of August, 1996.

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