Form 10-Q
period 1996-09-30
ROYCE LABORATORIES INC /FL/
filed 1996-11-13
CIK 789462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1996
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to ________________

                        Commission file number 34-015178A

                            ROYCE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             FLORIDA                                     59-2202295
------------------------------                 ---------------------------------
State or other jurisdiction of                 (IRS Employer Identification No.)
incorporation or organization

5350 N.W. 165TH STREET, MIAMI, FLORIDA                                     33014
--------------------------------------                                  --------
Address of principal executive offices)                               (Zip Code)

                                 (305) 624-1500
               --------------------------------------------------
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.    Yes X No _____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         13,519,213 shares of Common Stock, $.005 par value as of November 7, 1996.

                            ROYCE LABORATORIES, INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                                         PAGE NO.


     Item 1.    Financial Statements

         Consolidated Balance Sheets at
          September 30, 1996 and December 31, 1995                                         3

         Consolidated Statements of Operations for the
          Three and Nine Month Periods Ended September 30, 1996 and 1995                   4

         Consolidated Statement of Changes in Stockholders' Equity for the
          Nine Months Ended September 30, 1996                                             5

         Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1996 and 1995                                    6

         Notes to Consolidated Financial Statements                                        7

     Item 2.    Management's discussion and analysis of financial
                condition and results of operations                                       10


PART II  OTHER INFORMATION

     Item 1.   Legal proceedings                                                          14

     Item 2.   Changes in securities                                                      14

     Item 3.   Defaults upon senior securities                                            14

     Item 4.   Submission of matters to a vote of security holders                        14

     Item 5.   Other information                                                          14

     Item 6.   Exhibits and reports on Form 8-K                                           15

                            ROYCE LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT SHARES)


                                                                                  September 30,    December 31,
                                                                                       1996           1995
                                                                                      -------        -------
                                                                                   (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents ......................................................   $ 3,950        $ 2,291
   Accounts receivable, net of allowances
     of $1,740 and $909, respectively .............................................     3,780          3,466
   Inventories ....................................................................     5,858          4,212
   Prepaid expenses and other current assets ......................................       582            315
                                                                                      -------        -------
     Total current assets .........................................................    14,170         10,284

Property and equipment, net .......................................................     3,359          1,732
Other assets ......................................................................        59             77
                                                                                      -------        -------
                                                                                      $17,588        $12,093
                                                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...............................................................   $ 1,746        $ 2,521
   Accrued liabilities ............................................................       649            628
   Current maturities of long-term debt ...........................................       386             90
                                                                                      -------        -------
     Total current liabilities ....................................................     2,781          3,239

Long-term debt ....................................................................     1,053            181
                                                                                      -------        -------
     Total liabilities ............................................................     3,834          3,420
                                                                                      -------        -------

Commitments and contingencies .....................................................      --             --
                                                                                      -------        -------

Stockholders' equity:
   Common stock, $.005 par value, 35,000,000 shares
     authorized; 13,519,213 and 12,838,466 shares issued,
     respectively .................................................................        67             64
   Additional paid-in capital .....................................................    30,335         26,471
   Accumulated deficit ............................................................   (16,637)       (17,851)
   Treasury stock (2,500 shares at cost) ..........................................       (11)           (11)
                                                                                      -------        -------
     Total stockholders' equity ...................................................    13,754          8,673
                                                                                      -------        -------
                                                                                      $17,588        $12,093
                                                                                      =======        =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)


                                                     Three Months Ended                         Nine Months Ended
                                                        September 30,                             September 30,
                                                ---------------------------               -------------------------
                                                1996                  1995                1996                1995
                                                ----                  ----                ----                ----
Net sales                                      $  5,823          $     2,379           $   17,216           $     6,522

Cost of goods sold                                4,020                1,838               11,200                 4,784
                                               --------          -----------           ----------           -----------
Gross profit                                      1,803                  541                6,016                 1,738

Operating Expenses:
  Research and development                          499                  567                1,252                 1,235
  Selling, general and administrative             1,180                  791                3,633                 2,122
                                               --------          -----------           ----------           -----------

Operating income (loss)                             124          (       817)               1,131           (     1,619)
                                               --------          -----------           ----------           -----------

Other income (expense):
  Other income                                       30                   58                  162                   123
  Interest expense                             (     27)         (         7)          (       47)          (        17)
                                               --------          -----------           ----------           -----------
                                                      3                   51                  115                   106
                                               --------          -----------           ----------           -----------

Income (loss) before income taxes                   127          (       766)               1,246           (     1,513)

Income taxes                                   (      9)               --              (       32)                --
                                               --------          -----------           ----------           -----------

Net income (loss)                              $    118          ($      766)          $    1,214           ($    1,513)
                                               ========          ===========           ==========           ===========

Per share data:
 Earnings (loss) per common and common
  equivalent share                             $    .01          ($     .06)           $      .09           ($     .12)
                                               ========          ==========            ==========           ==========

Weighted average number of common and
  common equivalent shares outstanding         13,644,879         12,632,768           14,013,366            12,189,873
                                               ==========        ===========           ==========           ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                          (IN THOUSANDS EXCEPT SHARES)
                                   (UNAUDITED)


                                           Common Stock              Additional                                            Total
                                       ------------------------        Paid-in        Accumulated        Treasury      Stockholders'
                                       Shares            Amount        Capital          Deficit            Stock           Equity
                                       -------           ------      ----------       -----------        ---------     -------------
Balance at
  December 31, 1995                    12,838,466     $    64      $    26,471        ($   17,851)         ($    11)     $     8,673

Issuance of stock -
 exercise of warrants and
 options                                  680,747           3            3,766              --                --               3,769

Stock options                               --            --                98              --                --                  98

Net income                                  --            --             --                 1,214             --               1,214
                                -----------------     -------      -----------        -----------          --------      -----------

Balance at September 30, 1996          13,519,213     $    67      $    30,335        ($   16,637)         ($    11)     $    13,754
                                       ==========     =======      ===========         ==========           =======      ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS EXCEPT IN SUPPLEMENTAL DISCLOSURES)
                                   (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                -------------------------
                                                                                   1996           1995
                                                                                --------        --------
Cash flows from operating activities:
   Net income (loss)                                                            $  1,214        ($ 1,513)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation                                                                    396             207
     Option grant                                                                     32            --
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                            (    314)       (    758)
     Increase in inventories                                                    (  1,646)       (  1,434)
     Increase in other current assets                                           (    267)       (    190)
     (Increase) decrease in other assets                                              18        (      4)
     Decrease in accounts payable                                               (    775)       (    213)
     Increase in accrued liabilities                                                  87              76
                                                                                --------        --------
       Net cash used in operating activities                                    (  1,255)       (  3,829)
                                                                                --------        --------

Cash flows from investing activities:
   Acquisition of property and equipment                                        (  1,464)       (    652)
                                                                                --------        --------
       Net cash used in investing activities                                    (  1,464)       (    652)
                                                                                --------        --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                          743             138
   Repayment of long-term debt                                                  (    134)       (     39)
   Net proceeds from issuance of stock                                             3,769           4,485
   Collection of loans receivable                                                    -                27
                                                                                --------        --------
       Net cash provided by financing activities                                   4,378           4,611
                                                                                --------        --------

Net increase in cash and cash equivalents                                          1,659             130

Cash and cash equivalents, beginning of period                                     2,291           3,323
                                                                                --------        --------

Cash and cash equivalents, end of period                                        $  3,950        $  3,453
                                                                                ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   During the nine months ended September 30, 1996 and 1995, the Company made cash payments for interest totaling approximately $50,000 and $16,000, respectively.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   During the nine months ended September 30, 1996 and 1995, the Company incurred $546,000 and $101,000, respectively, in capital lease obligations for new equipment.

   During the nine months ended September 30, 1995, the Company issued 12,017 shares of unregistered common stock in satisfaction of contract obligations.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

NOTE 1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

I.   Interim Financial Statements

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The accompanying unaudited financial statements have not been examined by independent certified public accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the Company's financial position and results of operations for the interim periods. The results of operations for the three and nine month periods ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

II.  Significant Accounting Policies

(A)    Earnings (loss) per common and common equivalent share

Earnings (loss) per common and common equivalent share amounts are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each of the periods. Warrants, options and other common stock equivalents have not been included in the calculation of loss per share for the three and nine month periods ended September 30, 1995 because their effect would be anti-dilutive. Primary and fully diluted earnings per share were the same for the three and nine month periods ended September 30, 1996.

(B)    Reclassification

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2.  INVENTORIES
                                       September 30,            December 31,
                                           1996                     1995
                                       -------------            ------------
                                        (Unaudited)

         Raw materials                  $    2,276               $    2,439
         Work-in-progress                    1,585                      783
         Finished goods                      1,997                      990
                                        ----------               ----------
                                        $    5,858               $    4,212
                                        ==========               ==========

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


NOTE 3.  LONG-TERM DEBT

On August 5, 1996, the Company received $742,500 in net proceeds under a bank term loan related to purchases of equipment. The term loan is payable in 48 monthly installments of $19,022, consisting of principal and interest, and is collateralized by a first priority security interest in all of the equipment and fixtures owned by the Company, except equipment financed under capital leases. The effective interest rate on the term loan is 10.5%. In connection with this loan, the Company is required to comply with various covenants, including debt to equity and interest coverage ratios.

On August 27, 1996, the Company entered into a $546,000 non-cancelable three-year capital lease agreement for furniture and equipment. The obligation is payable in monthly installments, consisting of principal and interest at 10.4% per annum, and is secured by the furniture and equipment leased. At the end of the original lease term, the Company has the option to purchase the equipment for 25% of its total cost.

NOTE 4.  INCOME TAXES

The Company used approximately $0.2 million and $1.5 million, respectively, of its net operating loss carryforwards to offset 90% of its taxable income in the three and nine month periods ended September 30, 1996. Accordingly, the Company's net deferred tax asset and its valuation allowance for such asset were reduced by approximately $60,000 and $550,000, respectively, in the three and nine month periods ended September 30, 1996. The provision for income taxes for the three and nine months ended September 30, 1996 consists of the Company's estimate of alternative minimum taxes incurred during the periods.

NOTE 5.  CAPITAL STOCK

1995 Private placement warrants

As part of the Company's 1995 private placement, the Company issued 833,333 twelve-month warrants (the "Private Warrants") to purchase one share of common stock at an exercise price of $6.50 per share until July 20, 1996. The exercise price of these warrants was reduced from $6.50 to $6.00 during the 60 day period beginning December 12, 1995. During the nine months ended September 30, 1996, the Company issued 581,333 shares of its common stock as a result of the exercise of 581,333 Private Warrants. Net proceeds from the exercise of these warrants amounted to approximately $3.4 million. The remaining 252,000 Private Warrants expired on July 20, 1996. The shares of common stock underlying the Private Warrants were registered for sale by the holders thereof under the Securities Act of 1933, as amended.

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

NOTE 6.  COMMITMENTS AND CONTINGENCIES

In February 1993, the Securities and Exchange Commission (the "SEC") initiated a formal investigation into possible violations of the federal securities laws by the Company and certain of its officers and directors. The SEC's examination focused on the Company's public disclosure during the period between July 1991 and April 1992 regarding the status of the Company's abbreviated new drug applications ("ANDAs") for Piroxicam and Minoxidil and on sales of securities during this period by certain persons, including certain Company executive officers and/or directors.

On May 2, 1996, the Company and Patrick J. McEnany, the Company's Chairman and Chief Executive Officer, entered into a settlement (the "Settlement") with the SEC resolving the SEC's formal investigation with respect to the Company and Mr. McEnany, without admitting or denying that a violation of the securities laws had occurred. As part of the Settlement, the Company and Mr. McEnany consented to the granting of a civil injunction requiring them to comply with the federal securities laws in the future. Further, in connection with the Settlement, Mr. McEnany paid a $25,000 administrative fine, which amount was reimbursed to Mr. McEnany by the Company under the indemnification provisions of the Company's Articles of Incorporation and By-Laws. The Company believes that the Settlement brings to a close the SEC's investigation of the Company and Mr.
McEnany.

In January 1994, the Company was served with a suit brought by one of its shareholders who opted out of the Company's settlement of the class action litigation settled during 1993. The suit, DINESH SHAH V. ROYCE LABORATORIES, INC. AND CHATFIELD DEAN & CO., INC., 94 CIV 0061 (S.D. N.Y.) which was also brought against one of the underwriters of the Company's January 1992 public offering, alleged that the Company's January 9, 1992 prospectus was false and misleading. In August 1996, the Company settled this matter for $25,000 in cash.

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

An agreement in which one of the Company's customers could earn options to purchase shares of the Company's common stock by meeting certain purchase targets expired during the second quarter of 1996. The Company believes, and has been so advised by its legal counsel, that based upon the terms and its interpretation of the written agreement, the customer did not satisfy the purchase requirement under the agreement and thus, did not earn the options. Accordingly, the Company has not recorded any sales allowance relating to these options. Notwithstanding, the customer may disagree with this interpretation and no assurance can be given as to the ultimate outcome of any dispute with respect to this issue. The future resolution of this matter in a manner inconsistent with the Company's interpretation would result in a charge to earnings at the time of any such resolution.

In the ordinary course of business, the Company is at times involved in other legal actions and proceedings. Presently, there are no such actions which are expected to have a significant effect on the Company's operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING IS MANAGEMENT'S DISCUSSION AND ANALYSIS OF CERTAIN FACTORS WHICH HAVE AFFECTED THE COMPANY'S FINANCIAL POSITION AND OPERATING RESULTS DURING THE PERIODS INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS. THIS DISCUSSION ALSO CONTAINS FORWARD LOOKING INFORMATION WHICH INVOLVES RISKS AND UNCERTAINTIES AND IS BASED ON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY. ACTUAL RESULTS MAY DIFFER FROM THOSE DESCRIBED HEREIN AND FUTURE RESULTS MAY ALSO BE SUBJECT TO NUMEROUS FACTORS, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR 1995 AND THE QUARTERLY REPORTS ON FORM 10-Q FOR THE FIRST AND SECOND QUARTERS OF 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales for Q3 1996 were $5.8 million, representing an increase of $3.4 million or 145% over net sales of $2.4 million for Q3 1995. Approximately 67% of the increase in net sales was attributable to sales of products which were introduced by the Company after September 30, 1995 ("New Products"), while the remaining 33% of the increase in net sales was attributable to sales of products in the Company's product line prior to September 30, 1995 ("Existing Products"). Hydroxychloroquine Sulfate and the Hydrocodone line of products accounted for most of the New Product Sales. Most of the increase in sales of Existing Products was attributable to increased sales volume and prices of Quinine Sulfate. A material portion of Quinine Sulfate sales for Q3 1996 were to one customer. Three products each accounted for more than 10% of sales for Q3 1996 and in total, accounted for approximately 68% of such sales. Industry-wide changes in the distribution of generic drugs led to widespread price decreases for generic products in Q3 1996. While many of the Company's products were affected, the Company's unit sales exceeded Q3 1995 levels by 34%.

Gross profit for Q3 1996 was $1.8 million, or 31% of net sales, compared to $541,000, or 23% of net sales for Q3 1995. Gross profit, as well as the gross profit margin, increased due to the introduction of New Products and sales increases of Existing Products, both of which resulted in increased operating leverage on the Company's fixed costs of manufacturing. The gross profit margin declined in Q3 1996 versus Q2 1996 due to intensified price competition. The Company believes that because of current industry dynamics, price competition will continue in the foreseeable future, which will likely continue to depress prices and gross margins further, although the extent of any such decreases cannot be estimated with any certainty. The Company also believes that new products launched in the future will likely have a positive impact on margins, however the extent of such impact will depend on the level of competition for such new products.

Research and development ("R&D") expenses decreased 12% to $499,000 in Q3 1996 versus $567,000 in Q3 1995. The Company expects that the R&D expenses for the full year 1996 to approximate their 1995 levels.

Selling, general & administrative ("SG&A") expenses increased 49% to $1.2 million or 20% of net sales in Q3 1996, versus $791,000 or 33% of net sales in Q3 1995. Approximately 35% of the increase in SG&A expenses was attributable to increases in certain variable expenses which increased in relation to sales. Reserve for bad debts accounted for 19% of the increase in SG&A expenses and was due mainly to the bankruptcy filing of one customer. Payroll and benefits accounted for 34% of the increase in SG&A expenses and, along with increases in other SG&A expenses, were due mainly to the growth of the Company's operations. Offsetting these increases was a decrease in legal fees of $117,000, which were

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

mainly attributed to the Company's litigation over Captopril in Q3 1995.

The Company recorded $9,000 of income tax expense in 1996 which was the Company's estimate of alternative minimum tax incurred for the period, after utilizing net operating loss carryforwards to offset 90% of taxable income. As a result of the above factors, the Company's net income for Q3 1996 was $118,000, compared to a net loss of $766,000 for Q3 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net sales for the first nine months of 1996 were $17.2 million, representing an increase of $10.7 million or 164% over net sales of $6.5 million for the first nine months of 1995. Approximately 67% of the increase in net sales was attributable to the sales of New Products, while the remaining 33% of the increase in net sales was attributable to sales of Existing Products. Most of the increase in net sales of New Products was the result of Hydroxychloroquine Sulfate and the Hydrocodone line of products. Most of the increase in net sales of Existing Products was attributable to increased sales of Quinine Sulfate. Three products each accounted for more than 10% of 1996 sales and together, accounted for approximately 57% of such sales. Unit volumes for the first nine months of 1996 increased 55% compared to the same period in 1995.

Gross profit for the first nine months of 1996 was $6.0 million, or 35% of net sales, compared to $1.7 million, or 27% of net sales for the first nine months of 1995. Gross profit, as well as the gross profit margin, increased due to the introduction of New Products and sales increases of Existing Products, both of which caused an improvement in the operating leverage on the Company's fixed costs of manufacturing.

The Company's R&D expenses were approximately the same in the first nine months of 1996 ($1.3 million) as in the first nine months of 1995 ($1.2 million).

SG&A expenses increased 71% to $3.6 million or 21% of net sales in the first nine months of 1996, versus SG&A of $2.1 million or 33% of net sales in the first nine months of 1995. Approximately 39% of the increase in SG&A expenses was attributable to increases in certain variable expenses which increase in relation to sales. Advertising expenses associated with the launch of New Products accounted for 14% of the increase in SG&A expenses. Payroll and benefits accounted for 23% of the increase in SG&A expenses and, along with increases in other SG&A expenses, were due mainly to the growth of the Company's operations.

The Company recorded $32,000 of income tax expense in 1996, which was the Company's estimate of alternative minimum taxes incurred for the period, after utilizing net operating loss carryforwards to offset 90% of taxable income. As a result of the above factors, the Company's net income for the first nine months of 1996 was $1.2 million, compared to a net loss of $1.5 million for the first nine months of 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has historically financed itself through sales of its equity securities. In early 1996, the Company received net proceeds of $3.4 million from the exercise of 581,333 Private Warrants (See Note 5 of the Notes to Consolidated Financial Statements). In Q3 1996, the Company received $742,500 in net proceeds from the issuance of long-term debt and entered into a $546,000 capital lease agreement (see Note 3 of the Notes to Consolidated Financial Statements) to finance equipment purchases.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents increased $1.7 million from year end 1995. This increase represents the $4.4 million received from financing activities less $1.2 million used mainly to increase inventories and $1.5 million used for property and equipment purchases.

Inventories at September 30, 1996 increased by $1.6 million over year end 1995 due to the introduction of new products, increased sales volumes of Quinine Sulfate, and management's decision to increase inventories to improve service levels. The Company expects that its inventory level will be stable during the remainder of 1996.

Capital expenditures for the nine months ended September 30, 1996 were $1.5 million. These purchases consisted mainly of manufacturing equipment and plant improvements to meet growing production needs and the construction of a new research and development laboratory.

As the Company grows, it will continue to require additional capital. The Company's recent profitability has positively impacted cash flow, however profits have not yet reached the level where they can fund all of the Company's capital requirements. The Company believes that continued growth in sales will be necessary for the Company to generate sufficient cash flow from operations to be able to internally fund its capital requirements over the next 12 months. The Company expects that once it has established a history of earnings, revolving credit bank financing on cost effective terms should become available. The Company may have to sell additional equity securities to help finance its business plans and/or strategic alliances or acquisitions in the next year. There can be no assurance that necessary capital will be available in the future when and if it is required. If the Company is unable to maintain sufficient capital, it will likely be forced to reduce the level of its research and development efforts and to make other necessary changes to its present business plans until such funding can be secured.

ISSUES AND UNCERTAINTIES

THE FOLLOWING STATEMENTS ARE FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY. ACTUAL RESULTS COULD DIFFER FROM THOSE DESCRIBED HEREIN AND FUTURE RESULTS MAY BE SUBJECT TO NUMEROUS FACTORS, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY.

While the generic industry in the United States is rapidly growing and the Company is optimistic about its long-term prospects, competition continues to intensify. The recent decline in sales prices and gross margins of many of the Company's products is indicative of such competition. The Company cannot predict to what extent, if any, prices may continue to decline in the future. The Company is attempting to lower its raw material costs with its vendors and continues to focus on new product development as a way to combat price and margin erosion.

The Company has been actively seeking strategic alliances and acquisitions that would increase the Company's reach in domestic and international marketing, product technology, and unique raw material sourcing and/or add complementary products lines. The Company continues to believe that its long-term success will increasingly depend on the Company finding synergistic partners whose abilities complement those of the Company's and which allow the Company, together with its partners, to market more unique products which have less competition in the market.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company believes revenues for Q4 1996 will approximate those of Q3 1996 which would result in 1996 revenues of approximately $23 million, versus $10.5 million in 1995. R&D expenses are estimated to be $800,000 in Q4 1996. Q4 1996 earnings are expected to be break-even or possibly, a slight loss. The Company is not yet in a position to estimate its 1997 results, however, it expects to be profitable in 1997.

In addition to the above-mentioned issues and uncertainties, the Company's results of operations in future periods will be subject to many variables, including the timing of ANDA approvals, the timing of expenditures for research and development, the availability of raw materials and product mix. The above discussion describes some, but not all, of the risks and uncertainties facing the Company. For further information, please see the Company's 1995 Form 10-K and the Company's Forms 10-Q for the first and second quarters of 1996.

                            ROYCE LABORATORIES, INC.

                                     PART II
ITEM 1. LEGAL PROCEEDINGS

          See Note 6 to the attached consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the third quarter of 1996.

ITEM 5. OTHER INFORMATION.

On September 6, 1996, the Company became aware of the filing of a Complaint for injunctive and other civil relief (the "Complaint") by the SEC against three Company employees who allegedly traded securities of the Company while in the possession of material non-public information. The Complaint also names as defendants three other persons who allegedly traded securities of the Company based upon material non-public information provided to them by one of the Company employee defendants.

The Complaint alleges that Abul Bhuiyan, Nilkanth Patel and Hasmukh Patel violated Section 10b of the Securities Exchange Act of 1934 (the "Exchange Act") by purchasing and, in the case of Messrs. Patel and Patel, selling shares of the Company's common stock while in the possession of material non-public information. The alleged improper purchases and sales occurred in September 1991 and April 1992, respectively. The Complaint also alleges that all of the defendants except Mr. Bhuiyan violated Section 17(a) of the Securities Act of 1933, as amended (the "Securities Act"), by reason of their purchases and sales.

The suit seeks as to all defendants injunctive relief enjoining the defendants from future violations of Section 10b and 10b-5 under the Exchange Act and, as to all defendants except Mr. Bhuiyan, enjoining them from future violations of
Section 17(a) under the Securities Act. The suit also seeks disgorgement from all of the defendants except Mr. Bhuiyan. Finally, the suit seeks penalties under Section 21A(a) of the Securities Act from each defendant of up to three times his profits gained and losses avoided as a result of the violations alleged in the Complaint.

After reviewing the allegations contained in the Complaint, the Company took certain corrective actions which it believes were appropriate under the circumstances. These actions were as follows: (i) the Company removed Mr. Bhuiyan as an executive officer of the Company (although Mr. Bhuiyan remains an employee of the Company in a product development function); (ii) the Company terminated Nilkanth Patel as an employee of the Company; and (iii) the Company reprimanded Hasmukh Patel, but retained him as an employee of the Company (Mr. Patel is an analytical research and development manager for the Company).

The Company does not believe that the outcome of this suit will have a material adverse impact on the Company, its business, financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBIT 10.1

          Master Lease Agreement, Equipment Schedule, Exhibits A, B, X, and Indenture and Bill of Sale between the Company and USL Capital.

      (b) EXHIBIT 11


      (c) REPORTS ON FORM 8-K

          A Current Report on Form 8-K was filed on September 17, 1996, reporting "Other Events" under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Royce Laboratories, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Miami, Florida on the 13th day of November, 1996.

                            ROYCE LABORATORIES, INC.



                     By:      /S/PATRICK J. MCENANY
                          Patrick J. McEnany
                          President and Chief Executive Officer



                     By:     /S/ROBERT E. BAND
                          Robert E. Band
                          Vice President - Finance and Chief Financial Officer