Form 10-K
period 1996-12-31
ROYCE LABORATORIES INC /FL/
filed 1997-03-27
CIK 789462

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from ________________ to ________________
                       Commission file number 34-015178A

                            ROYCE LABORATORIES, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            FLORIDA                                      59-2202295
  ------------------------------               ---------------------------------
  State or Other Jurisdiction of               (IRS Employer Identification No.)
  Incorporation or Organization

 5350 N.W. 165TH STREET, MIAMI, FLORIDA                   33014
 --------------------------------------                   -----
(Address of Principal Executive Offices)                (Zip Code)

                                 (305) 624-1500
                                 --------------
               Registrant's Telephone Number, Including Area Code

           Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------         -----------------------------------------
           None                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.005 PAR VALUE PER SHARE
                     ---------------------------------------
                                (Title of class)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No[ ]


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


    Aggregate market value as of March 21, 1997, of Common Stock held by non-affiliates of the Registrant: $91,564,054 based on the last reported sale price on the NASDAQ Small Cap Market.


    Number of shares of Common Stock outstanding on March 21, 1997: 13,565,045


                       DOCUMENTS INCORPORATED BY REFERENCE


    Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                                     PART I

ITEM 1.    BUSINESS.

GENERAL

           The Company develops, manufactures and markets generic prescription drugs in solid dosage form (tablets and capsules). Tablets and capsules comprise the largest portion of the prescription pharmaceutical market. At present, the Company manufactures and markets 20 generic prescription drugs in 42 dosage strengths and has received approval on an additional drug in 3 dosage strengths which it has not yet commenced manufacturing and marketing. Additionally, the Company has, at present, abbreviated new drug applications ("ANDAs") pending with the Food and Drug Administration ("FDA") for 9 new products in 15 dosage strengths.

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

PENDING MERGER

           On December 24, 1996, the Company and Watson Pharmaceuticals, Inc. ("Watson"), a pharmaceutical company, signed a definitive merger agreement for Watson to acquire the Company in a stock-for-stock merger transaction to be accounted for as a "pooling-of-interests" ("Merger"). Under the terms of the definitive agreement, the Company will become a wholly-owned subsidiary of Watson, and Patrick McEnany will become President of the wholly-owned subsidiary, Royce Laboratories, Inc., as well as Vice President of Corporate Development for Watson. The proposed transaction is subject to approval by the Company's stockholders and other customary conditions to closing. The Company's special meeting of stockholders is scheduled for April 16, 1997 and assuming a majority of such stockholders vote for the Merger, the transaction will close immediately thereafter. See Note 1 (II) to the accompanying consolidated financial statements for a more detailed discussion on the Merger. For further information about the terms of the Merger, see also the Company's proxy statement dated March 17, 1997, which has been sent to the Company's shareholders to solicit proxies to be voted at the above-referenced special meeting of stockholders at which the stockholders will vote on the proposed Merger with Watson.

PRODUCTS

           The Company has received the required approvals for the following products, all except one of which it currently markets:


                                                                                                   NUMBER OF
                                                BRAND NAME                      THERAPEUTIC         DOSAGE
PRODUCT NAME                                    EQUIVALENT                         CLASS           STRENGTHS          APPROVAL DATE
1.   Alprazolam(1)                         Xanax/registered trademark/          Tranquilizer           3              January 1997

2.   Pentazocine and Naloxone              Talwin NX/registered trademark/      Narcotic               1              January 1997
      Hydrochloride                                                              analgesic

3.   Propoxyphene Hydrochloride and        Wygesic/registered trademark/        Narcotic               1              December 1996
      Acetaminophen                                                              analgesic

4.   Carisoprodol(1)                       Soma/registered trademark/           Muscle relaxant        1              December 1996

5.   Hydrocodone Bitartrate/               Lorcet/registered trademark/         Narcotic               6              March 1996
      Acetaminophen                       Vicodin/registered trademark/          analgesic
                                           Lortab/registered trademark/
                                        Vicodin/registered trademark/ ES
                                       Lorcet/registered trademark/ Plus

                                                                                                   NUMBER OF
                                                BRAND NAME                      THERAPEUTIC         DOSAGE
PRODUCT NAME                                    EQUIVALENT                         CLASS           STRENGTHS          APPROVAL DATE

6.   Captopril(1)                          Capoten/registered trademark/        Anti-hypertensive      4              February 1996

7.   Hydroxychloroquine Sulfate(2)       Plaquenil/registered trademark/        Anti-rheumatoid        1              November 1995
                                                                                 Arthritis

8.   Piroxicam(1)                          Feldene/registered trademark/        Anti-inflammatory      2              September 1995

9.   Pindolol(1)                            Visken/registered trademark/        Anti-hypertensive      2              February 1995

10.  Acetaminophen and                 Tylenol/registered trademark/ with       Narcotic               3              December 1994
      Codeine Phosphate(3)                  Codeine                              analgesic

11.  Cyclobenzaprine Hydrochloride(1)     Flexeril/registered trademark/        Muscle relaxant        1              November 1994

12.  Hydroxyzine Hydrochloride            Atarax/registered trademark/          Tranquilizer           3              March 1994

13.  Baclofen                             Lioresal/registered trademark/        Muscle relaxant        2              January 1994

14.  Lorazepam                            Ativan/registered trademark/          Tranquilizer           3              October 1991

15.  Perphenazine and Amitriptyline       Triavil/registered trademark/         Anti-depressant        4              October 1991
      Hydrochloride

16.  Amiloride Hydrochloride and          Moduretic/registered trademark/       Anti-hypertensive      1              July 1991
      Hydrochlorothiazide

17.  Doxepin Hydrochloride                Sinequan/registered trademark/        Tranquilizer           3              March 1991

18.  Chlorzoxazone                     Parafon Forte/registered trademark/      Muscle relaxant        1              August 1989

19.  Yohimbine Hydrochloride              Yocon/registered trademark/           Sympathicolytic        1              Not  required
                                                                                 and mydriatic

20.  Quinine Sulfate Capsules(4)                    None                        Anti-malarial          1              Not  required

21.  Quinine Sulfate Tablets(4)                     None                        Anti-malarial          1              Not  required

------------------
(1) Each of these products is subject to a license agreement between the Company and Royce Research and Development Limited Partnership (the "Partnership"). See "Strategic Relationships."

(2) This product is subject to a license agreement between the Company and the formulator of the drug. See "Strategic Relationships."

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

      During 1996, three of the Company's products each individually accounted for more than 10% of the Company's gross sales (the largest of these products accounted for approximately 23% of the Company's gross sales) and together, collectively accounted for approximately 59% of the Company's gross sales. During 1995, four of the Company's products each individually accounted for more than 10% of the Company's gross sales (the largest of these products accounted for approximately 18% of the Company's gross sales) and together collectively accounted for approximately 58% of the Company's gross sales. During 1994, four of the Company's products each individually accounted for more than 10% of the Company's gross sales (the largest of these products accounted for approximately 22% of the Company's gross sales) and together collectively accounted for approximately 69% of the Company's gross sales.

      The Company believes that as new products are developed and approved, sales of the Company's largest products relative to total sales and the Company's dependence thereon may vary from period to period.

         The Company currently has ANDA submissions pending with the FDA for 9 additional products in 15 dosage strengths. Of the products currently pending, four are narcotic analgesics, one is a tranquilizer, one is an anti-convulsant, one is an anti-hypertensive and two are anti-inflammatory. Six of these products have controlled substances as one of their active ingredients. Patent protection for all of the products as to which the Company has an ANDA pending has expired.

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

PRODUCT DEVELOPMENT STRATEGY

         The Company has been pursuing a strategy of developing a variety of generic products, focusing primarily on selected niche or overlooked opportunities, as well as on drugs whose brand-name equivalents have U.S. sales of over $100 million. Products are chosen for development primarily based on the patent or marketing exclusivity expiration date, market size and potential, anticipated competition, availability of active ingredients and manufacturing requirements.

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

         The Company also focuses on developing generic versions of high-volume drugs whose patent or marketing exclusivity is nearing expiration. The Company will seek to be among the first to offer such products. While such high-volume drugs generally face significant competition, even a small market share of a drug generating in excess of $100 million in revenue would be significant and would enable the Company to broaden the range of valuable products which it offers to its customers. Recent changes in U.S. patent terms connected with the General Agreement on Tariffs and Trade (GATT) have resulted in extensions to the patent terms for several products which the Company is considering for future development.

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

         The Company sells its products either under its own label (approximately 60% of net sales for 1996) or under a customer's private label (approximately 40% of net sales for 1996). The Company intends to continue manufacturing products under a customer's private label and believes that its willingness to offer private label products provides an additional opportunity for growth, since many of the larger generic drug manufacturers do not manufacture private label products.

         The Company has over 325 customers, which include various divisions of large individual wholesalers. Customer service is an integral part of the Company's focus. Maintaining adequate inventories, making timely delivery of its products and providing support services are emphasized by the Company in order to serve its customers better.

         During 1996, Zenith-Goldline accounted for 21% of the Company's net sales. During 1995, two of the Company's customers, Qualitest and Zenith-Goldline, accounted for 13% and 12%, respectively, of the Company's net sales. During 1994, sales to two of the Company's customers accounted for 14% and 10%, respectively, of the Company's net sales. No other customer accounted for more than 10% of net sales in either 1996, 1995 or 1994. The Company's top ten customers for these years accounted for approximately 58%, 62% and 60%, respectively, of net sales. The loss of any of these customers may have an adverse effect on the Company's operations.

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

         The Company has an agreement with a customer whereby the customer agreed to engage the Company as its sole supplier of the Company's present and future products for a five year period, subject to certain exceptions. In return, the Company granted the customer stock options to purchase up to 50,000 shares of common stock at $6.00 per share, the market price on the date of grant. Such options vest at the rate of 9,000 per year, with 5,000 options vesting upon entering into this agreement. In connection with this agreement, the Company recorded a charge to earnings of approximately $66,000 in 1995 and $39,000 in 1996.

         The Company has a license agreement with Pharmascience, Inc. ("Pharmascience"), a Canadian pharmaceutical company. Pursuant to the agreement, Pharmascience licensed the right to manufacture or purchase from the Company at normal selling prices and distribute eight of the Company's products under the Pharmascience private label (including one product as to which the Company does not presently have an approved ANDA). In connection with the agreement, Pharmascience is obligated to seek regulatory approval of these products for sale in Canada. Canada has a generic drug approval procedure similar to that of the United States. The Company will receive a royalty of 5% on Pharmascience's net sales of the licensed products in Canada for a period of five years starting from the date of the first commercial sale of each licensed product by Pharmascience, if and when the products are approved for sale in Canada.

         The Company has an agreement with Duramed Pharmaceuticals, Inc. ("Duramed"), whereby Duramed markets and distributes nine of the Company's current products (excluding Hydroxychloroquine Sulfate, Captopril and Hydrocodone Bitartrate) on an exclusive basis to a select group of warehousing drug chains and to other classes of trade, on a non-exclusive basis, under the Duramed label. The agreement is for an initial three-year term expiring September 12, 1998, and is renewable annually thereafter.

         With respect to one of its products, the Company has a perpetual license agreement with the formulator of the drug whereby the Company has agreed to pay the formulator a sliding royalty with a maximum of 10% of net sales of this product for a ten-year period. In 1994, the Company paid the formulator certain fees (approximately $70,000) when the Company received an acceptable bioequivalency study for this drug and charged such fees to expense. In 1995, the Company issued 10,695 shares of unregistered common stock upon the filing of an ANDA for this drug and accordingly charged $24,000 to expense. Additionally, the Company expensed royalties of $38,000 for this product in 1995 and $210,000 in 1996.

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

         Under the terms of the License Agreement, the Company granted to the Partnership an exclusive irrevocable license to the Licensed Drugs, and received from the Partnership licensing fees for the Licensed Drugs, third party out-of-pocket expenses for raw materials and bioequivalency studies relating to the Licensed Drugs, and $50,000 for a one percent royalty interest in the gross revenues derived from the commercial sale of Piroxicam for a three-year period from the time it is first commercially sold. In return for funding the development of the Licensed Drugs, the Partnership receives a royalty of 10% of the net revenues generated by sales of the Licensed Drugs over a five-year term commencing with the first commercial sales of these drugs. After the expiration of such five year term, all rights to the Licensed Drugs revert back to the Company. All of the Partnership funds were expended developing the five Licensed Drugs. As of February 27, 1997, the Company had received approvals for all of the Licensed Drugs and Piroxicam. During 1996 and 1995, the Company incurred royalty expenses of $225,000 and $69,000, respectively, related to the sales of the Licensed Drugs and Piroxicam.

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

         The generic drug industry is highly competitive. Most generic drugs enjoy relatively short periods of limited competition. The introduction of a new generic drug typically is followed by the introduction of other competitive generic products into the marketplace, which results in significant declines in prices and profit margins. Generic drug manufacturers must frequently introduce new products in order to retain their profitability and sales volume. Approvals for new products may have a synergistic effect on a company's entire product line, since orders for new products are frequently accompanied by, or bring about, orders for other products available from such company. The Company believes that price is a significant competitive factor, particularly as the number of generic manufacturers which produce a particular product increases. The Company's current product line consists mainly of mature generic pharmaceutical products. The Company faces competition with respect to these products. The Company's product development strategy is, in part, to attempt to market products subject to lower levels of competition.

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

         The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA by authorizing the FDA to permanently or temporarily debar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approvals and suspend applications to market generic drugs. The FDA must debar companies or individuals convicted of a federal felony for conduct relating to the development or approval of an ANDA, and may debar persons convicted of other misconduct. In addition to debarment, the FDA may refuse to approve an ANDA if the applicant is under active federal criminal investigation for (i) bribery or (ii) making material false statements in connection with any ANDA, or if a significant question has been raised regarding the integrity of the approval process or the reliability of the data in the ANDA. The FDA also has authority to withdraw approval of an ANDA under certain circumstances and to seek civil penalties. The FDA can also significantly delay the approval of any ANDAs under the Application Integrity Policy. See "Validity Assessment Program" below.

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

         Quinine Sulfate is currently the subject of FDA review. In May 1993, the FDA published a final order removing Quinine Sulfate from the market as an internal analgesic. In August 1994, the FDA published a final order removing Quinine Sulfate from the market for treating nocturnal leg muscle cramps. Quinine Sulfate is still currently available for treating the chills and fever of malaria. In April 1995, the FDA published a Notice of Proposed Rulemaking to make Quinine Sulfate available only as a prescription drug. This notice encouraged voluntary compliance on the part of Quinine Sulfate manufacturers and the Company is in compliance with this and all other FDA requirements concerning Quinine Sulfate. It is the Company's understanding that the FDA is working on proper labeling for Quinine Sulfate and that the FDA will not take any action which results in the removal of Quinine Sulfate from the marketplace. However, no assurance can be given in this regard.

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

         The Company is currently subject to the CSA and DEA regulations for marketing and distribution of certain of its pending and approved products. The Company believes that it has complied with all requirements imposed on the controlled substance products sold or proposed for sale or testing by the Company relating to the premarket development, research, production, sale and marketing thereof, pursuant to the federal CSA and applicable state controlled substances laws. Furthermore, the Company believes that it has complied with all requirements imposed on implementing regulations promulgated by the DEA thereunder, and any policies issued by the DEA concerning the development, production, distribution, sale and marketing of such controlled substances, including any conditions for approval or acknowledgments, such as issuance of all registration and licensing applications, and/or any other requirements, such as physical security, record keeping, reporting and filing requirements, that are specific to such controlled substances.

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

         The Company was placed in the Validity Assessment Program in July 1992. During the period in which the Company was in the Validity Assessment Program, the FDA did not review any of the Company's pending ANDAs or accept ANDAs for new products. Further, during this period, the Company's ANDAs for all of its pending and approved products were audited by Company personnel under the supervision of an independent consultant approved by the FDA. The FDA also conducted an intensive inspection of the Company's facility and all of the documentation supporting the Company's pending and approved ANDAs. Additionally, the Company was required to develop procedures and controls to prevent violations from recurring and provide the FDA with a corrective action plan to assure the validity and integrity of the Company's product application data. The Company was released from the Validity Assessment Program on December 16, 1993. In connection with its release from the Validity Assessment Program, the Company withdrew its then pending ANDA for Piroxicam. The Company filed a new ANDA for this product in March 1994, which ANDA was approved in September 1995. Since its release from the Validity Assessment Program, the Company has received ANDA approvals for thirteen products.

HEALTH CARE POLICY AND REIMBURSEMENT

         The methods of reimbursement and fixing of reimbursement levels under Medicare, Medicaid and other reimbursement programs are under active review by federal, state and local government entities as well as by private third-party reimbursers and political pressure to contain health care costs at the federal and state levels is increasing. In addition, Medicaid legislation requires that all pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. In 1996, the required rebate for generic drug manufacturers was 11% of the Company's Medicaid-reimbursed drug sales. The Company incurred $88,000 in Medicaid rebates in 1996.

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

         The Company believes that managed care currently affects and will continue in the future to affect the Company's business by creating increased demand for generic drugs as part of the health care cost containment strategy of managed care.

RAW MATERIALS

         The raw materials essential to the Company's business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured abroad. The ANDA process requires specification of raw material suppliers, and only one source has been approved for the active ingredient used in all but three of the Company's products. The Company has filed supplements with the FDA to add a second source of supply for five of its products. There can be no assurance as to if and when the Company's other supplements will be approved. In the event that raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier, if available, would be required, which could cause a delay of between six and twelve months in the manufacture of the drugs involved and the consequent loss of revenues. The Company experienced raw material shortages during 1995 and 1996. There can be no assurance that such shortages will not recur in the future. Additionally, arrangements with foreign suppliers are subject to certain additional risks, including the availability of governmental clearances, import/export duties, political instability, currency fluctuations and restrictions on the transfer of funds. Certain controlled substances are also subject to a DEA quota system and may not be available in sufficient quantities for the Company to realize its sales potential of such products.

         The Company entered into a development agreement with a raw material supplier to develop two products and to purchase its raw materials requirements for these products from the supplier. The Company has received FDA approval for one of the products and currently has an ANDA pending for the other product. So long as the Company obtains approval of its pending ANDA within a specified time period and thereafter satisfies certain purchase requirements, the supplier has agreed that the Company shall be its exclusive customer for this raw material in the United States, Canada and Mexico. There can be no assurance that the Company will obtain approval of the ANDA filed for the remaining product.

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

PATENTS, TRADEMARKS, AND LICENSES

         Since the Company's current business is manufacturing products for which patents have expired, it is not anticipated that any of the Company's products in the near future will be patented. However, the Company may develop new products and obtain patents for them in the future. The name Royce/registered trademark/ and its design are registered as a trademark with the Department of State of Florida and with the U.S. Patent and Trademark Office.

EMPLOYEES

         The Company employed 145 persons as of March 14, 1997. No employees are members of a collective bargaining unit under a union representation contract. The Company believes that its relationships with its employees is good.

ITEM 2.  PROPERTIES.

         The Company's manufacturing plant is located in a 25,444 square foot leased facility in Miami, Florida under a lease expiring July 31, 2000. On January 1, 1997, the Company leased an additional 10,200 square feet of space attached to the existing premises. The Company also has two five-year renewal options. Annual rent excluding taxes, insurance and common area maintenance, after taking possession of such additional space totals $151,000, subject to annual cost of living increases. Under the lease, the Company has an option to purchase the entire 35,200 square foot building, and an adjacent building of approximately 42,000 square feet, throughout the term of the lease, including renewal periods.

         In October 1994, the Company entered into a lease for a 40,000 square foot facility. The lease is for a period of 10-1/2 years, commencing on November 1, 1994 and ending on April 30, 2005. The Company has two additional five year options. Included in the lease are options to purchase the leased property during the first year and the sixth year of the lease term and a right of first refusal to purchase any buildings owned by the lessor to the east of the leased property. The lease can be terminated by the Company upon 180-day written termination notice and payment of a termination fee. Annual rent under this lease, excluding taxes, insurance and common area maintenance, totals $195,000. The Company commenced occupancy of this second facility in May 1995. Currently, it houses the Company's administrative, sales and finance departments, warehouse operations and research and development laboratories. During 1996 the Company moved its research and development laboratory into the new facility.

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

COMPANY LEGAL PROCEEDINGS

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

OTHER LEGAL PROCEEDINGS

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

         The Complaint alleges that Abul Bhuiyan, Nilkanth Patel and Hasmukh Patel violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") by purchasing and, in the case of Messrs. Patel and Patel, selling shares of the Company's common stock while in the possession of material non-public information. The alleged improper purchases and sales occurred in September 1991 and April 1992, respectively. The Complaint also alleges that all of the defendants except Mr. Bhuiyan violated Section 17(a) of the Securities Act of 1933, as amended (the "Securities Act"), by reason of their purchase and sales.

         The suit seeks as to all defendants injunctive relief enjoining the defendants from future violations of Section 10(b) and 10b-5 under the Exchange Act and, as to all defendants except Mr. Bhuiyan, enjoining them from future violations of Section 17(a) under the Securities Act. The suit also seeks disgorgement from all of the defendants except Mr. Bhuiyan. Finally, the suit seeks penalties under Section 21A(a) of the Securities Act from each defendant of up to three times his profits gained and losses avoided as a result of the violations alleged in the Complaint.

         After reviewing the allegations contained in the Complaint, the Company took certain corrective actions. These actions were as follows: (i) the Company removed Mr. Bhuiyan as an executive officer of the Company (although Mr. Bhuiyan remains an employee of the Company in a product development function); (ii) the Company terminated Nilkanth Patel as an employee of the Company; and (iii) the Company reprimanded Hasmukh Patel, but retained him as an employee of the Company (Mr. Patel is an analytical research and development manager for the Company).

         On January 9, 1997, Mr. Bhuiyan entered into a settlement with the SEC resolving the SEC's formal investigation with respect to his activities. As part of the settlement, without admitting or denying that a violation of the securities laws had occurred, Mr. Bhuiyan consented to the granting of a civil injunction requiring him to comply with the federal securities laws in the future. Further, in connection with the settlement, Mr. Bhuiyan paid a civil penalty of $1,811.

         The Company does not believe that the outcome of this suit will have a material adverse impact on the Company, its business, financial position or results of operations.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S SECURITIES HOLDERS

         No matters were submitted to a vote of the Company's securities holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET INFORMATION

         The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "RLAB." The following are the high and low bid prices per share reported on the Nasdaq SmallCap Market for the quarterly periods shown.

              YEAR ENDED 1995                                HIGH        LOW
              ---------------                                ----        ---

              First Quarter                                 $8.813      $4.500
              Second Quarter                                 8.063       5.375
              Third Quarter                                  9.625       6.125
              Fourth Quarter                                10.625       7.188

              YEAR ENDED 1996
              ---------------

              First Quarter                                $12.000      $8.500
              Second Quarter                                10.375       4.875
              Third Quarter                                  5.500       3.875
              Fourth Quarter                                 7.063       3.625

              YEAR ENDED 1997
              ---------------

              First Quarter (through March 21, 1997)        $7.125      $6.750

         On March 21, 1997, the closing sales price of the common stock on the Nasdaq SmallCap Market was $6.75 per share. At March 21, 1997, there were issued and outstanding 13,565,045 shares of the common stock held, of record, by approximately 9,100 holders of record (including nominees). The Company believes that there are over 13,500 beneficial holders of its common stock. Additionally, as of the same date, there were warrants and options outstanding to purchase an additional 2,020,392 shares of common stock at prices ranging from $2.64 to $25.41.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                               1996      1995       1994       1993          1992
                                             -------   -------    -------    -------       --------
                                                     (In thousands, except per share data)
OPERATING DATA(1)
Net sales ................................   $22,317   $10,391    $ 6,174    $ 3,512       $  2,412
Cost of goods sold .......................    15,060     7,299      4,538      3,017          2,345
                                             -------   -------    -------    -------       --------
Gross profit .............................     7,257     3,092      1,636        495             67
Expenses related to product recalls ......        --        --         --         --            570(2)
Research and development .................     1,715     2,212        960        305            283
Selling, general and admin-
  istrative expenses .....................     4,831     3,366      2,281      2,077          2,274
Write-off of inventory ...................        --        --         --        768(3)          --
                                             -------   -------    -------    -------       --------
Operating income (loss) ..................       711    (2,486)    (1,605)    (2,655)        (3,060)
Other income
  (expense), net .........................       136       150        128     (1,278)(4)        162
                                             -------   -------    -------    -------       --------
Income (loss) before income taxes ........       847    (2,336)    (1,477)    (3,933)        (2,898)
Provision for income taxes ...............        41        --         --         --             --
                                             -------   -------    -------    -------       --------
Net income (loss) ........................   $   806   $(2,336)   $(1,477)   $(3,933)      $ (2,898)
                                             =======   =======    =======    =======       ========
Earnings (loss) per common and
  common equivalent share ................   $   .06   $  (.19)   $  (.14)   $  (.41)      $   (.31)
                                             =======   =======    =======    =======       ========
Weighted average number of
  common and common equivalent
  shares outstanding .....................    13,900    12,352     10,554      9,493          9,321

                                                                 DECEMBER 31,
                                            --------------------------------------------------------
                                              1996       1995        1994        1993         1992
                                            --------   --------    --------    --------     --------
BALANCE SHEET DATA(1)
Total assets ............................   $ 17,358   $ 12,093    $  8,111    $  4,065     $  6,657
Long term debt ..........................        958        181          33          --            4
Total liabilities .......................      3,996      3,420       1,756         600          726
Stockholders' equity ....................     13,362      8,673       6,355       3,465        5,931

--------------
(1) Certain amounts presented in prior years' financial data have been reclassified to conform to the current year's presentation.
(2) In May 1992, the Company issued a recall of two products for which it voluntarily withdrew its ANDAs after investigating FDA questions about the data underlying the ANDAs. The expenses related to the product recalls consisted of inventory write-downs and credit memos issued to customers as a result of products returned to the Company.
(3)   Represents write-off of inventory and related matters.
(4) Includes a charge against earnings of $1,336 in connection with the settlement of certain class action and other litigation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FINANCIAL INFORMATION INCLUDED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE ROYCE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO. THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 ARE REFERRED TO HEREIN AS "1996," "1995" AND "1994." THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER FROM THE RESULTS ANTICIPATED HEREIN AS A RESULT OF THE FACTORS SET FORTH IN THIS REPORT.

GENERAL

            The Company has incurred substantial operating losses in the past and had an accumulated deficit of approximately $17.0 million at December 31, 1996.

            The Company's future profitability, to a large extent, will depend upon the Company's ability to successfully commercialize additional generic pharmaceutical products. Products must be developed and tested, meet strict regulatory standards, receive requisite regulatory approvals and be manufactured on a cost-effective basis before successful commercialization can be achieved. The development and commercialization process is time consuming and costly. Delays in any part of the process or the inability of the Company to obtain regulatory approvals for its products could materially adversely affect the Company's future results of operations. The Company believes that it takes between 12 and 30 months from the time an ANDA is filed to the time it is approved, although such time period has been longer in the past and may be longer in the future. The Company is dependent on the FDA approval process to introduce new products to the market. There can be no assurance as to when the Company will have new products to market, or that if products are approved, they can be successfully commercialized.

            The Company's revenues, gross profit margins and net profitability may vary significantly from quarter to quarter, as well as in comparison to the corresponding quarter of the preceding year. Revenue variations may result from, among other factors, the timing of FDA approvals, the timing of initial shipments of newly approved drugs and the purchasing practices of the Company's customers. Additionally, gross profit margins may vary due to, among other factors, when new products are approved for manufacture and marketing, competition relating to such products, as well as product mix. Net profits or losses may also vary due to the foregoing, plus the timing and amounts of research and development ("R & D") spending. The Company's R & D costs are expensed as incurred, resulting in charges to earnings prior to the realization of any revenues from a product.

PENDING MERGER

           On December 24, 1996, the Company and Watson signed a definitive merger agreement for Watson to acquire the Company in a stock-for-stock merger transaction to be accounted for as a "pooling-of-interests". Under the terms of the definitive agreement, the Company will become a wholly-owned subsidiary of Watson, and Patrick McEnany will become President of the wholly-owned subsidiary, Royce Laboratories, Inc., as well as Vice President of Corporate Development for Watson. The proposed transaction is subject to approval by the Company's stockholders and other customary conditions to closing. The Company's special meeting of stockholders is scheduled for April 16, 1997 and assuming a majority of such stockholders vote for the Merger, the transaction will close immediately thereafter. See Note 1 (II) to the accompanying consolidated financial statements for a more detailed discussion on the Merger. For further information about the Merger, see also the Company's proxy statement dated March 17, 1997, which has been sent to the Company's shareholders to solicit proxies to be voted at the above-referenced special meeting of stockholders at which the stockholders will vote on the proposed Merger with Watson.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

            Net sales for 1996 were $22.3 million, representing an increase of $11.9 million or 115% over net sales of $10.4 million for 1995. Approximately 42% of the increase in net sales was attributable to sales of products which were introduced by the Company during 1996 ("New Products"), while the remaining 58% of the increase in net sales was attributable to sales of products which were introduced by the Company during 1995 ("Existing Products"). Most of the increase in net sales of New Products was the result of the Hydrocodone line of products. Most of the increase in net sales of Existing Products was attributable to increased sales of Quinine Sulfate and a full year's inclusion of sales of Hydroxychloroquine Sulfate. A material portion of Quinine Sulfate sales for 1996 were to one customer. Three products each accounted for more than 10% of 1996 sales and together, accounted for approximately 59% of such sales. Total units sold in 1996 increased 48% compared to units sold in 1995.

            Gross profit for 1996 was $7.3 million, or 33% of net sales, compared to $3.1 million, or 30% of net sales for 1995. Gross profit, as well as the gross profit margin, increased due to the introduction of New Products and sales increases of Existing Products, both of which caused an improvement in the operating leverage on the Company's fixed costs of manufacturing. During the second half of 1996, the gross profit margin declined due to intensified price competition and the lack of introduction of new products. The Company believes that because of current industry dynamics, price competition will continue in the foreseeable future, which will likely continue to depress prices and gross margins further. However, the Company also believes that new products launched in the future will likely have a positive impact on margins, the extent of which will depend on the level of competition for such new products.

            R&D expenses decreased 22% to $1.7 million in 1996 versus $2.2 million in 1995 due to the Company developing fewer but more technically demanding products in 1996 and to some delays in R&D activities caused by the construction during 1996 of the Company's new R&D lab.

            Selling, General & Administrative ("SG&A") expenses increased 44% to $4.8 million or 22% of net sales in 1996, versus $3.4 million or 32% of net sales in 1995. Approximately 40% of the increase in SG&A expenses was attributable to increases in certain variable expenses which increase in relation to sales. Advertising expenses associated with the launch of new products accounted for 17% of the increase in SG&A expenses. Payroll and benefits accounted for 29% of the increase in SG&A expenses and, along with increases in other SG&A expenses, were due mainly to the growth of the Company's operations. Offsetting these increases was a decrease in legal fees of $176,000 associated with the Company's litigation over Captopril in 1995.

            The Company recorded $41,000 of income tax expense in 1996, which was the Company's estimate of alternative minimum taxes incurred for the period, after utilizing net operating loss carryforwards to offset 90% of taxable income. As a result of the above factors, the Company's net income for 1996 was $0.8 million, compared to a net loss of $2.3 million in 1995.

1995 COMPARED TO 1994

            Net sales for 1995 were $10.4 million, representing an increase of $4.2 million or 68% over net sales of $6.2 million for 1994. Approximately 52% of the increase in net sales was attributable to sales of products which were introduced by the Company during 1995 ("1995 New Products"), while the remaining 48% of the increase in net sales was attributable to sales of products in the Company's product line during 1994 ("1994 Existing Products"). Approximately 64% of the increase in New Products was attributable to the December 1995 launch of Hydroxychloroquine Sulfate. The majority of the increase in sales of 1994 Existing Products was attributable to a full year's inclusion of two products introduced during 1994 and increased sales of Quinine Sulfate. Unit volumes for 1995 increased 51% compared to 1994.

            The gross profit for 1995 was $3.1 million, or 30% of net sales, compared to $1.6 million, or 26% of net sales for 1994. Gross profit, as well as the gross profit margin, increased due to the introduction of 1995 New Products and sales increases of 1994 Existing Products, both of which caused an improvement in the operating leverage on the Company's fixed costs of manufacturing.

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

            SG&A expenses increased 48% to $3.4 million or 32% of net sales in 1995, versus $2.3 million or 37% of net sales in 1994. Approximately 17% of the increase in SG&A expenses was attributable to legal fees associated with the Company's litigation over Captopril (see Note 10(IV) of the Notes to Consolidated Financial Statements for the year ended December 31, 1995). In addition, the Company's reserve for bad debts was increased by $200,000 as a result of a substantial increase in trade receivables from 1994 levels. The remaining increase in SG&A expenses was attributable, in part, to increases in certain variable expenses which increased in relation to sales. General and administrative expenses were also impacted by increases in payroll and related expenses due to pay increases and personnel additions.

            As a result of the above factors, the Company's operating loss for 1995 was $2.5 million, compared to $1.6 million for 1994. After accounting for other income and interest expense, the net loss was $2.3 million for 1995 compared to a net loss of $1.5 million for 1994.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            To date, the Company has historically financed itself through sales of its equity securities. In early 1996, the Company received net proceeds of $3.4 million from the exercise of 581,333 Private Warrants (See Note 8(II)(A) of the Notes to Consolidated Financial Statements). In addition, during 1996, the Company received $742,500 in net proceeds from the issuance of long-term debt and entered into a $559,000 capital lease agreement (see Note 5 of the Notes to Consolidated Financial Statements) to finance equipment purchases.

            Cash and cash equivalents increased $2.3 million from year end 1995. This increase represents the $4.2 million received from the above-mentioned financing activities less $0.1 million used in operating activities and $1.8 million used for property and equipment purchases.

            Inventories at year end 1996 increased by $1.1 million over year end 1995 due to the introduction of new products, increased sales volumes of Quinine Sulfate, and management's decision to increase inventories to improve service levels. The Company expects that its inventory level will increase in 1997 as it introduces several new products.

            Capital expenditures for 1996 were $1.8 million. These purchases consisted mainly of manufacturing equipment and plant improvements to meet growing production needs and the construction of a new research and development laboratory.

            As discussed in Note 1(II) of the Notes to the Consolidated Financial Statements, the Company and Watson signed a definitive merger agreement for Watson to acquire the Company in a stock-for-stock merger transaction. Under such agreement, the Company would become a wholly-owned subsidiary of Watson. The Company believes its capital needs would be satisfied following the merger from Watson's capital resources. The Company has incurred significant costs associated with this merger and the merger agreement is terminable under certain circumstances. If, pursuant to the agreement, the merger terminates for reasons other than to accept an alternative offer from another acquirer, the Company will bear all of its expenses associated with this merger, which are estimated to total $500,000. If the agreement is terminated due to the Company accepting an alternative offer, the Company would be obligated to pay Watson termination fees or Watson's merger expenses, however the Company would seek to require the alternative acquirer of the Company to assume such payments.

            If the merger is not completed, the following factors would apply to the Company's liquidity and capital resources. The Company would continue to require additional capital. The Company's recent profitability has positively impacted cash flow, however profits have not yet reached the level where they can fund all of the Company's capital requirements. Additionally, the Company believes that continued growth in sales would be necessary for the Company to generate sufficient cash flow from operations to be able to internally fund its capital requirements over the next 12 months. The Company expects that once it has established a history of earnings, revolving credit bank financing on cost effective terms should become available. The Company may have to sell additional securities to help finance its business plans and/or strategic alliances or acquisitions in the next year. There can be no assurance that necessary capital will be available in the future when and if it is required. If the Company is unable to maintain sufficient capital, it will likely be forced to reduce the level of its research and development efforts and to make other necessary changes to its present business plans until such funding can be secured.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is contained in the financial statements set forth in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS

         The Articles of Incorporation and By-laws of the Company presently provide for a Board of Directors divided into three classes, as nearly equal in size as possible, with staggered terms of three years. At the date of this Annual Report on Form 10-K, the members of the Board and the expiration of their terms as Directors were as follows:

                                                                                    TERM                DIRECTOR
NAME                            AGE          POSITIONS                              EXPIRES             SINCE
----                            ---          ---------                              -------             -----
Patrick J. McEnany(1)            49          Chairman of the Board,
                                             President and
                                             Chief Executive Officer                   1999              1990

Richard W. Gross, Esq(1)(2)      49          Director and Secretary-Treasurer          1997              1985

Gregory Reed, M.D.(3)            49          Director                                  1997              1989

Charles J. Simons(1)(2)(3)       78          Director                                  1998              1993

Rick A. Wilber(3)                49          Director                                  1998              1989

Hubert E. Huckel, M.D.(2)        66          Director                                  1997              1995

Ogden R. Reid(3)                 71          Director                                  1998              1995

Jacqueline Allee(2)              53          Director                                  1999              1996

J. William Grant(3)              53          Director                                  1999              1996

-------------
(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation Committee.

         Under the terms of the merger agreement with Watson Pharmaceuticals, Inc., the terms of all of the Company's directors will cease immediately upon the closing of the Merger. After the closing of the Merger, Mr. McEnany will remain President of the Company, will become a Vice President of Watson and will enter into an employment agreement with Watson (see Note 10(III) to the accompanying consolidated financial statements).

BUSINESS EXPERIENCE

         PATRICK J. MCENANY has been the President of the Company since June 1991 and its Chairman since February 1994. Mr. McEnany was the President, Chief Executive Officer and Chief Financial Officer of Zenex Synthetic Lubricants, Inc. ("Zenex"), a company engaged in the distribution of synthetic lubricants from 1973 until 1985. In February 1985, Zenex merged with Home Intensive Care, Inc. ("HIC"), a provider of home infusion therapy services, and Mr. McEnany continued to serve as a director and chairman of the audit committee of the combined entity. In July 1993, HIC was acquired by W.R. Grace & Co. From December 1984 through December 1991, Mr. McEnany also served as the President of Equisource Capital, Inc. ("Equisource"), a consulting company in the areas of corporate finance and investment banking. He currently serves as a director of the National Association of Pharmaceutical Manufacturers.

         RICHARD W. GROSS, ESQ., has served as Secretary-Treasurer of the Company since May 1990 and was the Chairman of the Board between March 1989 and February 1994. Mr. Gross has been, since June 1990, a partner in the law firm of Wetzel & Gross. Prior thereto, Mr. Gross was the Deputy City Attorney for the City of Hialeah, Florida, from 1981 until May 1990, and the Director of Community Development with the City of Hialeah, Florida, from 1974 to 1981.

         GREGORY REED, M.D., has been a licensed medical doctor with a private practice in Miami Springs/Miami Lakes, Florida, specializing in internal medicine, since 1977. He is a member of the American Society of Internal Medicine and the American Heart Association. Dr. Reed's present hospital affiliations are with Hialeah Hospital and Palmetto General Hospital.

         CHARLES J. SIMONS is a management and financial consultant. For over 40 years, Mr. Simons was employed by Eastern Airlines and served at various times during such tenure as Eastern's Vice Chairman, Executive Vice President and a director. In 1990, at the request of the Board of Directors of General Development Corporation ("GDC"), a land development company, Mr. Simons became the Chairman, President and Chief Executive Officer of GDC, at a time when that corporation was in serious financial trouble and after serious allegations had been raised about the conduct of its senior management. As CEO, Mr. Simons guided GDC through a Chapter 11 bankruptcy proceeding, from which it has since successfully emerged. Mr. Simons left GDC in 1992, immediately prior to its emergence from bankruptcy. Mr. Simons is presently a director of Renex, Inc., Greenwich Air Services, Inc., Bessemer Trust Co. of Florida and Space Industries International, Inc. Additionally, he is the Chairman of the Board of Directors of G.W. Plastics, Inc., the Chairman of the Advisory Committee to the University of Vermont School of Business, a trustee and Treasurer of Dartmouth Hitchcock Medical Center, and a member of the Board and Treasurer of the Matthew Thornton HMO. Mr. Simons was a director of HIC before its purchase by W.R. Grace & Co. in July 1993.

         RICK A. WILBER presently operates a family owned business owning several Hallmark(R) card stores. In 1974, Mr. Wilber was the co-founder of Champs Sporting Goods, a retail sporting goods chain. In 1984, Champs, which then had 62 stores, was sold. Since that time, Mr. Wilber has been a private investor and a consultant to numerous start-up and second-stage companies (including the Company, where he served as a consultant from June 1989 until February 1990). In September 1992, Cash Kingdom Pawn Brokers #2, Inc., a company in which Mr. Wilber had previously been an officer and director, filed a petition under Chapter 11 of the United States Bankruptcy Code (which proceeding has now been converted into a proceeding under Chapter 7 of the United States Bankruptcy Code). Mr. Wilber resigned as an officer and director of that company in March 1992, prior to that company filing its Chapter 11 petition.

         HUBERT E. HUCKEL, M.D., has been retired since December 1992. Prior thereto, for over 29 years Dr. Huckel was employed by Hoechst Celanese Corporation ("Hoechst"), a Fortune 100 company, and served during such period as a member of the Executive Committee of the Board of Directors, and as President of Hoechst's Life Sciences Group of companies. Dr. Huckel also served as a member of the Board of Directors of the Pharmaceutical Manufacturers Association from 1978 until 1992, and Celgene Corporation from 1989 until 1992. He currently is a member of the Executive Committee of The Rockefeller University Council and a member of the Medical Advisory Committee of the National Society to Prevent Blindness.

         OGDEN R. REID has been retired for more than the last five years. Mr. Reid has a distinguished record of service in both the private and government sector. He was the Editor and Publisher of The New York Herald Tribune and of its International Edition, the Chairman of the New York State Human Rights Commission, the U.S. Ambassador to Israel, a six-term member of the United States Congress and Environmental Commissioner of New York State. Mr. Reid presently serves as a director of National Patent Development Corporation, Interfeuron Sciences Corporation and General Physics Corporation and as Vice Chairman of General Physics Services Technologies, Inc.

         JACQUELINE ALLEE is a private investor. From 1993 to 1995, Ms. Allee was a professor of law at St. Thomas University School of Law. Prior thereto, from 1987 until 1993, Ms. Allee was the Vice President, Dean and a Professor of Law at St. Thomas University School of Law.

         J. WILLIAM GRANT has been the President of Grant & Associates, a consulting firm, since January 1991. From January 1987 until December 1990, Mr. Grant served as a United States Congressman. From 1973 until 1986, Mr. Grant was the President of The Bank of Madison County, Florida. From 1982 until 1986, Mr. Grant also served as a state senator in the Florida state legislature. Between 1991 and 1995, Mr. Grant served as a director of the Company.

EXECUTIVE OFFICERS

         The following list reflects the Company's executive officers, as of this date, the capacity in which they serve the Company, and when they assumed office:


NAME                          AGE           EXECUTIVE POSITIONS                           OFFICER SINCE
----                          ---           -------------------                           -------------
Patrick J. McEnany             49           President and Chief Executive
                                            and Operating Officer                             1991

John P. Bleau                  60           Vice President, Sales and Marketing               1996

Eugene Sokol                   55           Vice President, Business Development              1992

Loren Gelber, Ph.D.            50           Vice President, Regulatory Compliance             1992

Steven Miller, Ph.D.           35           Vice President, Research and Development          1992

Robert E. Band                 38           Vice President, Finance and                       1994
                                            Chief Financial Officer

Mohammad Rahman                44           Vice President, Plant Operations                  1992

Claude Bertrand                37           Controller                                        1995

BUSINESS EXPERIENCE

         PATRICK J. MCENANY. See the biographical information contained in "Board of Directors" above.

         JACK BLEAU joined the Company on April 1, 1996. Prior thereto, for more than five years, Mr. Bleau was employed by Geneva Pharmaceuticals as Vice President of Sales.

         EUGENE SOKOL is the Company's Vice President, Business Development. Mr. Sokol has been employed by the Company since January 1992. During this period he has served as the Company's Vice President of Sales and Marketing (January 1992 to February 1993), Executive Vice President (February 1993 to March 1996) and Vice President, Business Development (March 1996 to the present). Prior thereto, from 1980 to 1992, Mr. Sokol was employed by Barre-National, Inc., a division of A.L. Laboratories, in various capacities, including as the Director of Field Sales.

         LOREN GELBER joined the Company in July 1992 as Vice President, Regulatory Compliance. Dr. Gelber was the Director of Regulatory Affairs and Compliance for Danbury Pharmacal, Inc. from 1987 until joining the Company. From August 1985 through September 1987, Dr. Gelber was the Director of Regulatory Affairs for Barr Laboratories, Inc. Prior thereto, for 11 years, Dr. Gelber was employed by the United States Food and Drug Administration ("FDA"). On March 10, 1993, Dr. Gelber filed for relief under Chapter 7 of the United States Bankruptcy Code. Dr. Gelber was discharged from this proceeding in July 1993.

         STEVEN MILLER joined the Company in October 1992 as Director of Research and Development. Dr. Miller became Vice President, Research and Development in May 1993. From February 1988 until October 1992, Dr. Miller headed a research team for Baxter Diagnostics, Inc., a Division of Baxter International, where he served as a Group Leader and Senior Scientist.

         ROBERT E. BAND, C.P.A., joined the Company in November 1994 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, from July 1990 to November 1994, Mr. Band was Vice President, Finance, Secretary and Controller of Catalina Lighting, Inc., an AMEX listed distributor and manufacturer of lighting products. Immediately prior to joining Catalina Lighting, Mr. Band served as a co-founder and president of Knockouts Publishing, Inc., a greeting card publisher, from 1989 to 1990. Mr. Band's background prior to 1989 included over eight years of large-firm public accounting experience.

         MOHAMMAD RAHMAN is the Company's Vice President, Plant Operations. Prior thereto, he was employed by the Company as Director of Production (November 1991 until February 1993) and Vice President, Production (February 1993 until May 1995, when he assumed his present position). Prior to joining the Company, Mr. Rahman was employed, for more than five years, by Superpharm Corporation, where he was employed in various capacities, including Director of Production from 1990 until November 1991.

         CLAUDE BERTRAND has been the Company's controller since September 1995. Prior to joining the Company, from January 1990 to September 1995, Mr. Bertrand was employed by Ryder System, Inc., where he served in various capacities, including Manager, Planning and Development. Mr. Bertrand's background prior to 1990 included over seven years of public accounting experience with Deloitte & Touche.

FAMILY RELATIONSHIPS

         There are no family relationships between or among any of the directors and executive officers.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the Company's fiscal year ended December 31, 1996 and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-K, except as set forth below, no person who at any time during the fiscal year ended December 31, 1996 was a Director, officer or, to the knowledge of the Company, a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1996. The following Company directors and executive officers were late in the filing of Form 4s during fiscal 1996: Jacqueline Allee, J. William Grant, Richard W. Gross; Hubert E. Huckel, Patrick J. McEnany; Gregory Reed; Ogden Reid, Charles J. Simons; and Rick A. Wilber.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation paid or accrued during 1996, 1995 and 1994 to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose aggregate direct compensation exceeded $100,000.




                                              SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                ANNUAL COMPENSATION                        COMPENSATION
                            -------------------------------------------------------------------------------
                                                                        OTHER
                                                                        ANNUAL                                  ALL OTHER
                                          SALARY       BONUS        COMPENSATION (1)          OPTIONS          COMPENSATION
NAME                           YEAR         ($)         ($)               ($)                   (#)                ($)
----                           ----         ---         ---               ---                   ---                ---
Patrick J. McEnany             1996         169,250      24,906          44,818                 5,832                   -
                               1995         164,237           -           9,050                 4,166                   -
                               1994         161,977           -           8,685               254,166                   -


John P. Bleau                  1996         109,616      28,125           6,000                80,000                   -
                               1995               -           -               -                     -                   -
                               1994               -           -               -                     -                   -

Loren Gelber                   1996         103,000           -           3,600                     -                   -
                               1995         100,000           -           3,600                     -                   -
                               1994          85,885           -           3,600                30,000                   -

Eugene Sokol                   1996         103,000           -           6,000                     -                   -
                               1995         100,000           -           6,000                     -                   -
                               1994          95,400           -           6,000                30,000                   -

--------------
(1) For Mr. McEnany, represents automobile allowance and life insurance benefits and, during 1996, reimbursement of an administrative fine under the indemnification provisions of the Company's Articles of Incorporation and By-Laws. For all other officers, represents automobile allowance.

OPTION GRANTS DURING LAST FISCAL YEAR

         The following table sets forth information concerning options granted during the fiscal year ended December 31, 1996 to those persons named in the preceding Summary Compensation Table.

                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF STOCK
                                                                                                  PRICE APPRECIATION
                                        INDIVIDUAL GRANTS                                          FOR OPTION TERM(1)
                      --------------------------------------------------                           ------------------

                          SHARES           % OF TOTAL
                        UNDERLYING           OPTIONS
                          OPTIONS          GRANTED TO          EXERCISE
                         GRANTED          EMPLOYEES IN           PRICE           EXPIRATION
NAME                        (#)            FISCAL YEAR         ($/SHARE)            DATE          5%($)        10%($)
---------------------------------------------------------------------------------------------------------------------
Patrick J. McEnany         5,832                4.0               9.31             4/1/2001        5,001      34,146

John P. Bleau             80,000               55.4               8.75             3/31/2002     310,796     738,818
                                                                                     to
                                                                                   3/31/2005

-------------
(1) These amounts represent assumed rates of appreciation in the price of the Common Stock during the term of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in the table will be achieved.

AGGREGATED OPTIONS EXERCISED DURING LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table sets forth information concerning the exercise of stock options during the 1996 fiscal year and the value of unexercised stock options at the end of the 1996 fiscal year for the persons named in the Summary Compensation Table.



                                                                  NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                                                 OPTIONS AT FISCAL YEAR            IN-THE-MONEY OPTIONS AT
                      SHARES ACQUIRED       VALUE REALIZED                 END                       FISCAL YEAR END ($)
NAME                  ON EXERCISE (#)             ($)           EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE*
---------------------------------------------------------------------------------------------------------------------------
Patrick J. McEnany         16,666               43,498                237,497/100,000                     327,829/21,875

John P. Bleau                --                   --                         0/80,000                              --/--

Loren Gelber               16,500               72,315                  26,500/10,000                      82,732/39,688

Eugene Sokol                 --                   --                    45,000/10,000                      69,375/34,688

----------
* Computed based upon the difference between the closing sales price of the common stock at December 31, 1996 and the exercise price. No value has been assigned to options which are not in-the-money.

STOCK OPTIONS

         At March 21, 1997, the Company had options to purchase 937,067 shares of Common Stock outstanding granted to current officers, directors and employees of the Company. These options consist of 228,089 options granted under the Company's 1992 Stock Option Plan (the "1992 Plan"), 190,979 options granted under the Company's 1995 Stock Option Plan (the "1995 Plan"; collectively, the 1992 Plan and the 1995 Plan are hereinafter referred to as the "Plans") and 517,999 options granted outside the Plans ("Non-Qualified Stock Options").

         The exercise prices of the outstanding Non-Qualified Stock Options range from $2.64 to $19.50 per share. The terms of each of these options, which expire between 1997 and 2001, were determined by the Board of Directors, and were granted either under the Company's former non-qualified stock option plan or by agreement of the Board of Directors outside of any plan. The exercise price of all of these options is their fair market value on the date of grant.

         The 1992 Plan provides for the grant of incentive stock options and non-qualified stock options to employees, officers and directors of the Company. The Plan is administered by the Compensation Committee. At March 21, 1997, options to purchase 333,333 shares at exercise prices ranging from $4.50 to $25.41 per share had been granted under the 1992 Plan, of which 58,998 had been exercised. At the same date, there were no options available under the 1992 Plan.

         In 1995, the Company adopted the 1995 Plan. The 1995 Plan is administered by the Compensation Committee and provides for mandatory option grants to directors. See "Compensation of Directors." Options to purchase up to 550,000 shares are reserved for issuance under the 1995 Plan. At March 21, 1997, options to purchase 218,465 shares had been granted under the 1995 Plan at exercise prices ranging from $3.875 to $10.875, of which 4,583 had been exercised.

COMPENSATION OF DIRECTORS

         Each director who is not an employee of the Company receives a $3,000 annual retainer for serving in such capacity. In addition, each director who is not an employee of the Company receives $1,000 for each Board meeting attended ($500 for a telephonic meeting), and is reimbursed for expenses incurred in attending Board and committee meetings. Further, each director who is a member of a Board committee receives $500 for each committee meeting attended ($250 for a telephonic meeting). Additionally, the chairman of each committee receives an additional $250 for each committee meeting attended.

         In addition, directors receive on an annual basis, mandatory stock option grants under the 1995 Stock Option Plan for serving on the Board during the prior year. These options are automatically granted on April 1 of each fiscal year. The option exercise price is the average of the bid and ask prices of the Common Stock on the first day of April of each year. Under the 1995 Stock Option Plan, directors are eligible to receive the following option grants on an annual basis: (i) options to purchase 3,333 shares for serving as a member of the Board, (ii) options to purchase 833 shares for serving as a member of one or more committees of the Board, (iii) options to purchase 416 shares for serving as the chairman of any committee of the Board, and (iv) options to purchase 1,666 shares for serving as the chairman of the Company.

EMPLOYMENT AGREEMENTS

         The Company and Mr. McEnany have a five-year employment agreement which began January 1, 1994 and expires December 31, 1998. The agreement provides for an annual base salary of $200,000, plus an annual cost of living adjustment up to 5% per annum. In 1996, such cost of living adjustment was 3%. In addition, the Company, at its expense, has agreed to provide Mr. McEnany with $500,000 of life insurance on Mr. McEnany's life naming the beneficiaries designated by Mr. McEnany. The agreement provides that Mr. McEnany will devote his full time and attention to his duties as Chief Executive Officer of the Company. In accordance with the terms of the agreement, Mr. McEnany was granted an option to purchase 250,000 shares of Common Stock at an exercise price of $6.75 per share (the fair market value of the Common Stock on the date of grant). Such options become exercisable at the rate of 50,000 upon the execution of the agreement and 50,000 options per year on each January 1 of the agreement. The options expire on December 31, 1998.

         Mr. McEnany's employment agreement also provides for bonus compensation equal to 3% of the Company's pre-tax income during any fiscal year, in an amount not to exceed three times his base compensation in any one year.

         Mr. McEnany has agreed not to compete with the Company, directly or indirectly, for a period of eighteen months after termination of his employment with the Company. In addition, in the event a third party assumes control of the Company and the assumption of control has not been approved by the Company's Board of Directors, Mr. McEnany may, within three months from the date of the assumption of control, terminate his employment with the Company and receive, in addition to his annual salary through the date of termination, the sum of $1,000,000 without having to fulfill his obligations or perform his duties thereunder and, in such event, he will be released from the restrictive covenants contained in his employment agreement.

         The Company has entered into an employment agreement with Jack Bleau which began April 1, 1996 and expires March 31, 1998. Under the employment agreement, Mr. Bleau is entitled to an annual base salary of $150,000, plus a bonus equal to 25% of base salary based on a performance criteria to be determined. Mr. Bleau also receives a car allowance and certain life insurance benefits.

         The Company has entered into an employment agreement with Loren Gelber which began July 6, 1994 and expires July 5, 1997. Under the employment agreement, Mrs. Gelber is entitled to an annual base salary of $100,000. Mrs. Gelber also receives a car allowance.

         The Company has entered into an employment agreement with Eugene Sokol which began December 1, 1994. The agreement is automatically renewed on December 1 of each subsequent year, unless terminated by the Company. Under the employment agreement, Mr. Sokol is entitled to an annual base salary of $100,000. Mr. Sokol also receives a car allowance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 1996, Mrs. Allee and Messrs. Reed, Wilber, Simons and Reid served on the Compensation Committee. None of the members of the Compensation Committee is or was an executive officer of the Company, nor has any member of the Committee engaged in a related party transaction with respect to the Company during the past fiscal year. Further, during the fiscal year ended December 31, 1996, none of the Company's executive officers served as a member of the compensation committee or similar committee of another entity, one of whose executive officers served on the Company's Compensation Committee; served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee; or served as a member of the compensation committee or similar committee of any other entity, one of whose executive officers served as a director of the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors (the "Compensation Committee") is responsible for making recommendations to the Board of Directors concerning executive compensation, including base salaries, bonuses and the bases for their award, stock option plans and health, life insurance and other benefits. Each of the members of the Compensation Committee is an independent outside director of the Company.

         In making its recommendations to the Board of Directors, the Compensation Committee generally considers the overall performance of the Company during the prior fiscal year, the individual executive officer's contribution to the achieving of operating goals and business objectives and levels of compensation of companies in the Nasdaq Pharmaceutical Index used in the Stock Performance Graph (and other pharmaceutical companies which in the view of the Compensation Committee are similar in size and development to the Company). The Compensation Committee has not targeted a specific compensation level comparable to such Nasdaq Pharmaceutical Index companies, but reviews such data for assurance that the Company's compensation package is competitive in the industry.

         It is the Compensation Committee's view that senior executives' interests should complement those of shareholders. Accordingly, a substantial portion of senior executive compensation above a base salary is intended to be provided through bonuses tied to Company performance and through the grant of stock options, thus creating incentives for executives to achieve long term Company objectives and increase shareholder value.

                          Gregory Reed, M.D., Chairman
                          Ogden R. Reid
                          Charles J. Simons
                          Rick A. Wilber
                          Jacqueline Allee

                          As members of the Compensation Committee

PERFORMANCE GRAPH

         The following graph compares the total return on the Company's Common Stock with the cumulative total return on the Nasdaq Stock Market (US Companies) Index and the Nasdaq Pharmaceutical Index, for the last five fiscal years.


                                [GRAPHIC OMITTED]


* $100 invested on 12/31/91 in stock or index - including reinvestment of dividends. Fiscal year ending December 31.


                                                                                CUMULATIVE TOTAL RETURN
                                                   ------------------------------------------------------------------------
                                                    12/31/91    12/31/92     12/31/93    12/31/94   12/31/95    12/31/96
                                                    --------    --------     --------    --------   --------    --------
     Royce Laboratories, Inc.                         $100          52          58           41         90         62
     Nasdaq Stock Market-US Companies Index           $100         116         134          131        185        227
     Nasdaq Pharmaceutical Index                      $100          83          74           56        102        102


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of February 27, 1997, certain information regarding the Common Stock, owned of record or beneficially by (i) each person who owns beneficially more than 5% of the outstanding Common Stock;
(ii) each of the Company's directors and named executive officers; and (iii) all directors and executive officers as a group. The address for each beneficial owner is c/o the Company, 5350 Northwest 165th Street, Miami, Florida.

    NAME OF                              SHARES                   APPROXIMATE
BENEFICIAL OWNER                    BENEFICIALLY OWNED            % OF CLASS(1)
----------------                    ------------------            -------------

Patrick J. McEnany(2)                      746,550                     5.3

Rick A. Wilber(3)                          225,329                     1.6

Richard W. Gross, Esq.(4)                   71,229                     *

Gregory Reed, M.D.(5)                       61,015                     *

Charles J. Simons(6)                        46,580                     *

Hubert E. Huckel, M.D.(7)                   33,333                     *

Ogden R. Reid(8)                             3,333                     *

J. William Grant(9)                          4,583                     *

Jacqueline Allee                             2,000                     *

All Directors and Executive Officers
as a Group (16 persons)(10)              1,422,185                    10.1

----------
*  Less than 1%

(1) Based on 13,525,879 shares of Common Stock outstanding, plus, as to each person, the exercise of their currently exercisable options and options becoming exercisable within the next 60 days.

(2) Includes 148,673 shares owned of record by Equisource Capital, Inc., of which Mr. McEnany is the sole shareholder. Includes options to acquire 287,497 shares of Common Stock at exercise prices ranging from $2.64 per share to $25.41 per share. Excludes unvested options to purchase 50,000 shares of Common Stock at $6.75 per share. Also excludes 17,333 shares owned by Mr. McEnany's wife. Mr. McEnany disclaims any beneficial interest in the shares owned by his wife.

(3) Includes options to acquire 28,330 shares of Common Stock at exercise prices ranging from $4.00 per share to $25.41 per share.

(4) Includes options to acquire 34,163 shares of Common Stock at exercise prices ranging from $4.00 per share to $25.41 per share.

(5) Includes options to acquire 33,747 shares of Common Stock at exercise prices ranging from $4.00 per share to $25.41 per share.

(6) Includes options to acquire 22,914 shares of Common Stock at exercise prices ranging from $4.00 per share to $9.31 per share.

(7) Includes options to acquire 3,333 shares of Common Stock at $9.31 per share. Excludes 100 shares owned by Dr. Huckel's son. Dr. Huckel disclaims any beneficial interest in the shares owned by his son.

(8) Includes options to acquire 3,333 shares of Common Stock at $9.31 per share.

(9) Includes options to acquire 4,583 shares of Common Stock at $25.41 per share.

(10) Includes vested options and options to vest within the next 60 days to purchase an aggregate of 622,233 shares of Common Stock granted to directors and executive officers. Excludes unvested options to purchase an aggregate of 161,167 shares of Common Stock granted to executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) (1) CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants........................F-1
Consolidated Balance Sheets at December 31, 1996 and 1995................ F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994........................................F-3
Consolidated Statement of Changes in Stockholders' Equity
  for the Three Years Ended December 31, 1996.............................F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994........................................F-5
Notes to Consolidated Financial Statements.......................  F-6 - F-21

(A) (2) FINANCIAL STATEMENT SCHEDULES

Schedule II Valuation and Qualifying Accounts and Reserves

(A) (3) EXHIBITS

            2.1 Agreement and Plan of Merger, dated as of December 24, 1996, among Watson Pharmaceuticals, Inc., Dolphins Acquisition Corp. and Royce Laboratories, Inc. as amended effective as of March 4, 1997 (incorporated by reference from Annex A to Watson Pharmaceuticals, Inc.'s Form S-4 dated March 13,
                    1997).

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

            10.7 Lease agreement between the Company and Palmetto Lakes Realty Associates, Ltd dated April 27, 1995 (incorporated by reference from Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

            10.8 1995 Stock Option Plan (incorporated by reference from the Company's 1995 Proxy Statement dated June 7, 1995).

            10.9 Employment Agreement between the Company and Robert E. Band, effective November 21, 1994 (incorporated by reference from Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

            10.10 Employment Agreement between the Company and Loren R. Gelber, dated as of March 19, 1993 (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-3, SEC file no. 33-84620).

            10.11 Employment Agreement between the Company and Eugene Sokol, effective December 1, 1994 (incorporated by reference from Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

            10.12 Employment Agreement between the Company and Mohammad N. Rahman, effective May 5, 1995 (incorporated by reference from Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

            10.13 Employment Agreement between the Company and Jack Bleau, effective April 1, 1996 (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

            10.14 Letter Agreement, Note and Security Agreement between the Company and SunTrust (incorporated by reference from Exhibit
                    10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

            10.15 Master Lease Agreement, Equipment Schedule, Exhibits A, B, X and Indenture and Bill of Sale between the Company and USL Capital (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

            10.16 Form of Employment Agreement between Patrick J. McEnany, Watson Pharmaceuticals, Inc. and Royce Laboratories, Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K dated January 9, 1997).

            11.0 Schedule of Computation of Earnings (Loss) per Common and Common Equivalent Share.*

            21.1 List of Subsidiaries of Registrant (incorporated by reference from Exhibit 22.1 to the Form 10-K).

            23.0 Consent of Price Waterhouse LLP relating to the Company's Registration Statements on Form S-3 (SEC file nos. 33-84620 and 33-61917) and on Form S-8 (SEC file nos. 33-61973, 33-61971 and 33-61975).*

            27.0    Financial Data Schedule.*


* Filed herewith

(B)   REPORTS ON FORM 8-K

A Current Report on Form 8-K was filed on January 9, 1997 reporting under Item 5 "Other Events" the Company's entering into the Merger agreement with Watson. No financial statements were required to be filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Royce Laboratories, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Miami, Florida on the 27th day of March, 1997.

                            ROYCE LABORATORIES, INC.


                            By: /s/PATRICK J. MCENANY
                                ---------------------
                                Patrick J. McEnany, President

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

             SIGNATURE                                       TITLE                                DATE
             ---------                                       -----                                ----


   /s/PATRICK J. MCENANY                            Chairman, President, Chief               March 27, 1997
-----------------------------                         Executive and Operations
        Patrick J. McEnany                            Officer and Director (Principal
                                                      Executive Officer)

                                                    Director and                             March 27, 1997
-----------------------------                       Secretary-Treasurer
        Richard W. Gross

      /s/GREGORY REED                               Director                                 March 27, 1997
-----------------------------
        Gregory Reed


    /s/RICK A. WILBER                               Director                                 March 27, 1997
-----------------------------
        Rick A. Wilber


    /s/CHARLES J. SIMONS                            Director                                 March 27, 1997
-----------------------------
        Charles J. Simons


    /s/HUBERT HUCKEL                                Director                                 March 27, 1997
-----------------------------
          Hubert Huckel

      /s/OGDEN R. REID
-----------------------------                       Director                                 March 27, 1997
         Ogden R. Reid


    /s/JACQUELINE ALLEE                             Director                                 March 27, 1997
-----------------------------
         Jacqueline Allee


    /s/J. WILLIAM GRANT                             Director                                 March 27, 1997
-----------------------------
        J. William Grant


    /s/ROBERT E. BAND                               Vice President, Finance and              March 27, 1997
-----------------------------                         Chief Financial Officer (Principal
        Robert E. Band                                Financial Officer)


    /s/CLAUDE BERTRAND                              Controller                               March 27, 1997
-----------------------------
         Claude Bertrand

                                       34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Royce Laboratories, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of Royce Laboratories, Inc. and its subsidiary (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1(II), the Company and Watson Pharmaceuticals, Inc. ("Watson") signed a definitive merger agreement for Watson to acquire the Company in a stock-for-stock merger transaction to be accounted for as a pooling-of-interests.




PRICE WATERHOUSE LLP
Miami, Florida
February 19, 1997

                            ROYCE LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT SHARES)



                                                         DECEMBER 31,
ASSETS                                                 1996       1995
------                                                -------   -------

Current assets:
   Cash and cash equivalents                          $ 4,596   $ 2,291
   Accounts receivable, net of allowances
       of $1,877 and $909, respectively                 3,209     3,466
   Inventories                                          5,287     4,212
   Prepaid expenses and other current assets              691       315
                                                      -------   -------
       Total current assets                            13,783    10,284

Property and equipment, net                             3,512     1,732
Other assets                                               63        77
                                                      -------   -------

                                                      $17,358   $12,093
                                                      =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities           $ 2,687   $ 3,149
   Current maturities of long-term debt                   351        90
                                                      -------   -------
       Total current liabilities                        3,038     3,239

Long-term debt                                            958       181
                                                      -------   -------

       Total liabilities                                3,996     3,420
                                                      -------   -------

Commitments and contingencies                            --        --
                                                      -------   -------

Stockholders' equity:
   Common stock, $.005 par value, 35,000,000 shares
     authorized; 13,519,213 and 12,838,466
     shares issued, respectively                           67        64
   Additional paid-in capital                          30,351    26,471
   Accumulated deficit                                (17,045)  (17,851)
   Treasury stock (2,500 shares, at cost)             (    11)  (    11)
                                                      -------   -------
       Total stockholders' equity                      13,362     8,673
                                                      -------   -------

                                                      $17,358   $12,093
                                                      =======   =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                         YEARS ENDED DECEMBER 31,
                                               --------------------------------------------
                                                   1996            1995            1994
                                               ------------    ------------    ------------


Net sales                                      $     22,317    $     10,391    $      6,174

Cost of goods sold                                   15,060           7,299           4,538
                                               ------------    ------------    ------------

Gross profit                                          7,257           3,092           1,636

Operating expenses:
  Research and development                            1,715           2,212             960
  Selling, general and administrative                 4,831           3,366           2,281
                                               ------------    ------------    ------------

Operating income (loss)                                 711          (2,486)         (1,605)
                                               ------------    ------------    ------------


Other income (expense):
  Interest income                                       189             161              64
  Interest expense                                     (101)            (36)            (10)
  Miscellaneous income                                   48              25              74
                                                -----------    ------------    ------------

                                                        136             150             128
                                                ------------    ------------   ------------

Income (loss) before income taxes                       847          (2,336)         (1,477)

Provision for income taxes                               41            --              --
                                                ------------    ------------    ------------

Net income (loss)                               $       806     $    (2,336)    $    (1,477)
                                                ============    ============    ============

Per share data:

   Earnings (loss) per common and
   common equivalent share                      $       .06    $       (.19)    $      (.14)
                                                ============   ============    ============

Weighted average number of common and common
    equivalent shares outstanding                13,899,593      12,352,235      10,554,228
                                                ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                            ROYCE LABORATORIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1996
                          (IN THOUSANDS EXCEPT SHARES)

                                               COMMON STOCK         ADDITIONAL                                  TOTAL
                                               ------------           PAID IN    ACCUMULATED    TREASURY    STOCKHOLDERS'
                                            SHARES      AMOUNT       CAPITAL       DEFICIT        STOCK        EQUITY
                                          ---------   ----------   -----------   -----------   ----------   -------------
BALANCE AT DECEMBER 31, 1993              9,798,627   $       49   $   17,465    $  (14,038)   $      (11)   $    3,465

Issuance of common stock to employees         3,254         --             26          --            --              26

Payment of debt by a director                  --           --             38          --            --              38

Issuance of common stock - exercise of
 warrants and options                       152,570            1          200          --            --             201

Issuance of common stock -
 private placement                        2,000,000           10        4,116          --            --           4,126

Reclassification of loan to director           --           --            (24)         --            --             (24)

Net loss                                       --           --           --          (1,477)         --          (1,477)
                                         ----------   ----------   ----------    ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1994             11,954,451           60       21,821       (15,515)          (11)        6,355

Issuance of common stock in payment of
  Company obligations                        12,017         --             32          --            --              32

Issuance of common stock -
 exercise of options                         38,665         --            131          --            --             131

Stock options                                  --           --             57          --            --              57

Collection of loan from officer                --           --             27          --            --              27

Adjustment related to 1994
 private placement                             --           --            (15)         --            --             (15)

Issuance of common stock -
 private placement                          833,333            4        4,418          --            --           4,422

Net loss                                       --           --           --          (2,336)         --          (2,336)
                                         ----------   ----------   ----------    ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1995             12,838,466           64       26,471       (17,851)          (11)        8,673

Issuance of common stock -
 exercise of warrants and options           680,747            3        3,766          --            --           3,769

Stock options                                  --           --            106          --            --             106

Tax benefit related to stock options           --           --              8          --            --               8

Net income                                     --           --           --             806          --             806
                                         ----------   ----------   ----------    ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1996             13,519,213   $       67   $   30,351    $  (17,045)   $      (11)   $   13,362
                                         ==========   ==========   ==========    ==========    ==========    ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                            ROYCE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS EXCEPT IN SUPPLEMENTAL DISCLOSURES)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------------
                                                                               1996               1995               1994
                                                                           -----------         ---------          -------

   Cash flows from operating activities:
     Net income (loss)                                                     $      806           $  (2,336)        $  (1,477)
     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
        Depreciation                                                              582                 301               211
        Option grant                                                               40                   -                 -
     Change in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                257              (2,013)             (650)
        Increase in inventories                                                (1,075)             (2,163)             (821)
        Increase in prepaid expenses and
         other current assets                                                    (368)                (92)              (75)
        Decrease (increase) in other assets                                        14                   9               (60)
        (Decrease) increase in accounts payable and accrued liabilities          (396)              1,540             1,127
                                                                           ----------          ----------        ----------

          Net cash used in operating activities                                  (140)             (4,754)           (1,745)
                                                                           ----------          -----------       -----------

   Cash flows from investing activities:
     Acquisition of property and equipment                                     (1,803)               (955)             (548)
                                                                           ----------          -----------       -----------
          Net cash used in investing activities                                (1,803)               (955)             (548)
                                                                           ----------          -----------       -----------

   Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                     743                 171                75
     Repayments of long-term debt                                                (264)                (59)              (20)
     Net proceeds from issuance of stock                                        3,769               4,538             4,299
     Collection of loan receivable                                                  -                  27                38
                                                                           ----------          ----------        ----------
          Net cash provided by financing activities                             4,248               4,677             4,392
                                                                           ----------          ----------        ----------

   Net increase (decrease) in cash and cash
     equivalents                                                                2,305              (1,032)            2,099

   Cash and cash equivalents, beginning of year                                 2,291               3,323             1,224
                                                                           ----------          ----------        ----------

   Cash and cash equivalents, end of year                                  $    4,596          $    2,291        $    3,323
                                                                           ==========          ==========        ==========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   During 1996, 1995, and 1994, the Company made cash payments for interest of approximately $104,000, $26,000 and $10,000, respectively.

   During 1996, the Company made cash payments for income taxes of approximately $44,000.

   SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

   During 1996 and 1995, the Company incurred $559,000 and $101,000, respectively, in capital lease obligations for new equipment.

   In 1995, the Company issued 12,017 shares of unregistered common stock in satisfaction of contract obligations.

   In 1994, the Company issued 30,600 shares of common stock to Paradise Valley Securities, Inc. ("PVS") (See Note 8 (III)(G)).

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ROYCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   I. Description of business

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

   II.  Pending Merger

   On December 24, 1996, the Company and Watson Pharmaceuticals, Inc. ("Watson"), a pharmaceutical company, signed a definitive merger agreement for Watson to acquire the Company in a stock-for-stock merger transaction to be accounted for as a "pooling-of-interests" ("Merger"). Under the terms of the definitive agreement, the Company will become a wholly-owned subsidiary of Watson, and Patrick McEnany will become President of the wholly-owned subsidiary, Royce Laboratories, Inc., as well as Vice President of Corporate Development for Watson. The proposed transaction is subject to approval by the Company's stockholders and other customary conditions to closing. The Company's special meeting of stockholders is scheduled for April 16, 1997 and assuming a majority of such stockholders vote for the Merger, the transaction will close immediately thereafter.

   Under the merger agreement, Watson will issue to the holders of each share of the Company's common stock, the number of shares of Watson's common stock equal to $7.25 divided by the average closing stock price of a share of Watson's common stock for the ten consecutive trading days ending on the day immediately preceding the effective date of the merger ("Exchange Ratio"), subject to a $38.00 and $47.00 collar. If the average closing price (i) exceeds $47.00, the average closing price will be deemed to be $47.00 for purposes of calculating the Exchange Ratio and (ii) is less than $38.00, the average closing price shall be deemed to be $38.00 for purposes of calculating the Exchange Ratio. All options and warrants to acquire the Company's common stock which are outstanding when the merger is completed will be assumed by Watson and shall be exercisable upon the same terms and conditions as under the applicable Company stock option plan, except that the number of shares subject to such Company option shall be multiplied by the Exchange Ratio and the option exercise price shall be divided by the Exchange Ratio.

   The merger agreement may be terminated under various circumstances. If, however, the Company terminates this agreement in order to accept an alternative offer and consummates such alternative transaction, the Company would be liable to Watson for a termination fee of $3,000,000 or payment of Watson's merger related expenses. However the Company would seek to require the alternative acquirer of the Company to assume such payments. If the merger terminates for reasons other than to accept an alternative offer from another acquirer, pursuant to the agreement, the Company will bear all of its costs associated with this merger, which are estimated to total $500,000. The Company will expense the merger costs when the Merger is consummated or terminated, whichever is earliest.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


   III. Significant accounting policies

   A summary of the significant accounting policies followed by the Company in the preparation of the accompanying financial statements is presented below.

   (A) Principles of consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

   (B) Fair value of financial instruments

   The financial instruments included in the Company's balance sheets are cash and cash equivalents and long-term debt. These instruments were carried at amounts approximating fair value at December 31, 1996 and 1995. The fair value of long-term debt was estimated based on future cash flows discounted at current interest rates available to the Company for instruments with similar maturities and characteristics.

   (C) Concentration of credit risk

   The Company is subject to a concentration of credit risk consisting of its accounts receivable, the entire balance of which is due from generic drug distributors, wholesalers, retail buying groups, managed care organizations and drug chains. The Company assesses the financial strength of its customers and does not require collateral. The Company maintains reserves for potential losses from uncollectible accounts.

   (D) Cash and cash equivalents

   Cash on hand, deposits in banks, and money market funds, and other highly liquid investments with an original maturity of three months or less, are considered cash and cash equivalents.

   (E) Inventory

   Inventory is stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. Components of inventory include materials, labor and manufacturing overhead.

   (F) Property and equipment

   Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation, which includes depreciation of assets under capital leases, is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful lives of the related assets. Expenditures for repairs and maintenance are charged to expense as incurred, while expenditures which extend the useful lives of assets are capitalized.

   (G) Income taxes

   The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates that will be in effect when the differences are expected to reverse. An allowance is recorded when it is more likely than not that any or all of a deferred tax

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


   asset will not be realized. The provision for income taxes includes taxes currently payable plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

   (H) Revenue recognition

   Sales are recorded at the time goods are shipped.

   (I) Research and development costs

   All research and development costs are expensed as incurred.

   (J) Earnings (loss) per common and common equivalent share

   Earnings (loss) per common and common equivalent share amounts are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each of the periods. Warrants, options and other common stock equivalents have not been included in the calculation of loss per share for the years ended December 31, 1995 and December 31, 1994 because their effect was anti-dilutive. Primary and fully diluted earnings per share were the same for the year ended December 31, 1996.

   (K) Reclassifications

   Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on net loss or accumulated deficit.

   (L) Stock-based compensation

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation ("SFAS 123")". SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans, the effect of which can either be disclosed or recorded. Upon adoption, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and is providing pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

   (M) Management estimates

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

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 2.  INVENTORIES

   Inventories consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                         -------------------
                                                          1996         1995
                                                         ------       ------

Raw materials                                            $2,321       $2,439
Work-in-process                                           1,275          783
Finished goods                                            1,691          990
                                                         ------       ------

                                                         $5,287       $4,212
                                                         ======       ======

NOTE 3.  PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following (in thousands):
                                                                     ESTIMATED
                                                 DECEMBER 31,      USEFUL LIVES
                                              1996         1995       (YEARS)
                                            -------      -------    ----------

Leasehold improvements                      $ 1,182      $   529       5 - 10
Machinery and equipment                       2,966        1,948       3 - 7
Research and laboratory equipment               495           40       4 - 7
Furniture and equipment                         631          395       3 - 7
Transportation equipment                         17           17           3
                                            -------      -------
                                              5,291        2,929
Less accumulated depreciation
and amortization                             (1,779)      (1,197)
                                            -------      -------

                                            $ 3,512      $ 1,732
                                            =======      =======


NOTE 4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         -------------------
                                                          1996         1995
                                                         ------       ------

Trade accounts payable                                   $2,089       $2,521
Accrued payroll and benefits                                316          165
Accrued royalties                                           112          108
Other accrued expenses                                      170          355
                                                         ------       ------
                                                         $2,687       $3,149
                                                         ======       ======

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5.  LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):
                                                                                           DECEMBER 31,
                                                                                    -------------------------
                                                                                     1996                1995
                                                                                    -----                ----
           Bank term loan, payable in 48 monthly installments of $19 consisting of principal and interest with an effective rate of 10.5%, collateralized by a first priority security interest in all of the equipment and fixtures owned by the Company, except equipment
           financed  under capital leases                                          $   692                $  -

           Notes payable to banks, payable in monthly installments, including interest at rates ranging from 9.6% to 10.5% per annum for terms expiring at various dates through March 2000, secured by furniture
           and equipment.                                                              124                 186

           Capital lease obligations, net of imputed interest of $89, payable in monthly installments including interest at imputed rates ranging from
           10.4% to 13.0% per annum for terms expiring at various dates
           through August 1999, secured by equipment.                                  493                  85
                                                                                   -------             -------
                                                                                     1,309                 271

           Less current maturities                                                    (351)                (90)
                                                                                   -------             --------

                                                                                   $   958             $   181
                                                                                   =======             =======

     Annual maturities of long-term debt, including capital lease obligations, at December 31, 1996 were as follows (in thousands):

                                      1997              $   351
                                      1998                  354
                                      1999                  449
                                      2000                  155
                                                        -------
                                                        $ 1,309
                                                        =======

     In connection with the bank term loan, the Company is required to comply with various covenants, including capital expenditures restrictions, debt to equity and interest coverage ratios.

NOTE 6.  MAJOR CUSTOMERS

     The table below reflects the percentage of the Company's net sales that major customers accounted for:

                                             YEARS ENDED DECEMBER 31,
                                   -------------------------------------------
                                   1996                 1995              1994
                                   ----                 ----              ----

           Customer  A               -                   13%              14%
           Customer  B               -                    -               10%
           Customer  C              21%                  12%               -

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7.  INCOME TAXES

     There was no income tax provision or benefit recorded in 1994 or 1995. In the year ended December 31, 1996, the provision for income taxes consisted of the Company's estimate of alternative minimum taxes incurred for the period, after utilizing net operating loss carryforwards to offset 90% of taxable income and was comprised of the following (in thousands):

                                                                      1996
                                                                     -----
     Taxes currently payable:
              Federal                                                $  25
              State                                                      8
                                                                     -----
                                                                        33

     Exercise of stock options not treated
     as a reduction of income tax expense
     for financial reporting purposes                                    8
                                                                     -----
                                                                     $  41
                                                                    ======

     For tax purposes, the exercises of stock options under certain circumstances result in deductible compensation expense which reduces taxes currently payable. However, such deduction must be recorded as an increase in additional paid-in capital for financial reporting purposes, and thus, income tax expense for financial reporting purposes exceeds taxes currently payable.

     The provision for income taxes differs from the amount computed by applying the federal income tax rate to income as follows:

                                                                                            DECEMBER 31,
                                                                              -------------------------------------
                                                                               1996             1995         1994
                                                                              ------         ---------    ---------

          Federal statutory rate                                                34.0%           (34.0%)       (34.0%)
          State income tax, net of federal income tax benefit                    3.6%            (3.6%)        (3.6%)
          (Utilization) generation of net operating loss carryforwards         (33.8%)           37.6%         37.6%
          Other                                                                  1.0%             0.0%          0.0%
                                                                              -------        ---------     ---------
                                                                                 4.8%             0.0%          0.0%
                                                                              =======        =========     =========

     Deferred tax assets are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Deferred tax assets resulted from the following (in thousands):


                                                                                              DECEMBER 31,
                                                                                       ------------------------
                                                                                          1996            1995
                                                                                       ----------      --------

         Benefits from net operating loss carryforwards                                $    4,102      $  4,511
         Difference in accounting for accounts receivable and inventory                       454           233
         Difference in depreciation for book and tax purposes                                 106            47
         Other, net                                                                            46            26
                                                                                       ----------      --------
                                                                                            4,708         4,817

         Valuation allowance                                                               (4,708)       (4,817)
                                                                                       ----------      --------

         Net deferred tax assets                                                       $        -      $      -
                                                                                       ==========      ========

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 7.  INCOME TAXES (CONTINUED)

     As of December 31, 1996, the Company had net operating loss of approximately $12.1 million carryforwards that could be used to offset future taxable income. These operating loss carryforwards expire between the years 2000 and 2010. This amount is net of pre-1991 operating loss carryforwards which will expire before being used due to limitation on their use imposed as a result of certain changes in the Company's ownership during 1991. Future changes in the Company's ownership, if any, may have the effect of further limiting the annual utilization of loss carryforwards (see Note 1(II)).

NOTE 8.  CAPITAL STOCK

     I.   Capital stock - authorized and issued

     At December 31, 1996, the Company had authorized 200,000 shares of preferred stock, $.005 par value (the "Preferred Stock"), none of which was issued and outstanding.

     In addition to its 13,519,213 common shares issued, the Company had a total of 2,185,667 warrants and options outstanding at December 31, 1996.

     II.  Stock offerings

     A)    1995 Private Placement

     During July 1995, the Company completed a $5 million private placement ("1995 Private Placement") of 833,333 units at a price of $6.00 per unit. Each unit consisted of one share of common stock, $.005 par value, and a twelve month warrant (the "Private Warrants") to purchase one share of common stock at an exercise price of $6.50 per share. The price of the shares was determined in arms-length negotiations between the Company and the placement agent, Gruntal & Co., Incorporated ("Gruntal"). The Company received aggregate net proceeds of approximately $4.4 million from this offering. In addition to fees for serving as the placement agent, Gruntal received three-year warrants (See Note 8(III)(C)) to purchase 83,333 shares of common stock at an exercise price of $6.00 per share.

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

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8.  CAPITAL STOCK (CONTINUED)


     III. Stock options, warrants and rights

     A)   Stock options

     (1)  Description of employee and director stock option plans

     In 1992 and 1995, the Company adopted stock option plans which provide for the granting at or above the fair market value of the underlying shares at the date of grant, of incentive options for its employees, officers and directors (referred to individually as the "1992 Plan" and the "1995 Plan", respectively, and collectively as "the Plans"). The 1992 Plan and 1995 Plan provide for the grant of up to 333,333 and 550,000 shares, respectively, of common stock. The Plans provide for mandatory grants to directors for serving on the Board of Directors, committees of the Board of Directors, as chairman of committees and as Chairman of the Board of Directors. Options granted pursuant to the Plans generally expire five years from the date they become vested. Options issued to directors vest on grant date while options issued to employees and officers generally vest over a two to four year period beginning with the grant date. The Plans are administered by the Compensation Committee of the Board of Directors. All employee and director options expire at various times between 1997 and 2005.

     (2)  Employee and director stock option activity in 1996

     In April 1996, the Board of Directors granted a total of 38,326 stock options under its 1995 Plan to the President and the outside directors for their services on the Board and its committees. These options vest on grant date, are exercisable at a price of $9.31 per share and expire five years from their vesting dates. During 1996, the Company also granted 138,500 stock options to certain employees of the Company. These options vest generally over two to four years, are exercisable at prices between $3.88 and $10.88 per share and expire five years from their vesting dates.

     3)   Customer and consultant options

     In February 1996, the Company entered into an option agreement with a consultant. Under the agreement, the consultant was granted stock options to purchase up to 40,000 shares of common stock at $10.50 per share, the market price on the date of grant. Such options vest at the rate of 20,000 on January 1, 1997 and 20,000 on January 1, 1998 upon the consultant meeting certain minimum net sales targets in 1996 and 1997, respectively. For the year ended December 31, 1996, the consultant did not meet the minimum net sales target in 1996 and as a result did not earn the 20,000 options available for that year.

     In February 1995, the Company entered into an agreement with a customer whereby the customer agreed to engage the Company as its sole supplier of the Company's present and future products for a five year period subject to certain exceptions. In return, the Company granted the customer stock options to purchase up to 50,000 shares of common stock at $6.00 per share, the market price on the date of grant. Such options vest at the rate of 9,000 per year, with 5,000 options vesting upon entering into this agreement and expire seven years from the date of the agreement. In connection with this agreement, the Company recorded a charge to earnings of approximately $66,000 in 1995 and $39,000 in 1996.

                           ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8.  CAPITAL STOCK (CONTINUED)

     Below is a table summarizing transactions and other relevant data pertaining to stock options:

                                                                                    WEIGHTED
                                                                 NUMBER OF        AVERAGE PRICE
                                                                  OPTIONS           PER SHARE
                                                                  -------         -------------
   1992 PLAN
   ---------
   Options outstanding at December 31, 1993                        210,823         $13.09

   Options granted                                                  85,829         $ 5.10
                                                                 ---------

   Options outstanding at December 31, 1994                        296,652         $10.77

   Options granted                                                 103,761         $ 7.12
   Options exercised                                               ( 9,166)        $ 6.16
   Options canceled                                                (67,080)        $19.54
                                                               ------------

   Options outstanding at December 31, 1995                        324,167         $ 7.92

   Options granted                                                     428         $10.75
   Options exercised                                               (16,500)        $ 5.64
   Options canceled                                                (21,261)        $ 7.03
                                                               -----------

   Options outstanding at December 31, 1996                        286,834         $ 8.12
                                                               ===========
   Options exercisable at December 31, 1996                        221,904         $ 8.45
                                                               ===========

   1995 PLAN
   ---------

   Options outstanding at December 31, 1994                              -              -
   Options granted                                                  42,067         $ 8.52
                                                               -----------

   Options outstanding at December 31, 1995                         42,067         $ 8.52

   Options granted                                                 176,398         $ 7.77
   Options exercised                                                (4,583)        $ 8.44
   Options canceled                                                 (6,239)        $ 9.00
                                                               -----------

   Options outstanding at December 31, 1996                        207,643         $ 7.87
                                                               ===========
   Options exercisable at December 31, 1996                         77,071         $ 8.51
                                                               ===========

   NON-PLAN STOCK OPTIONS
   ----------------------

   Options outstanding at December 31, 1993                        502,641         $ 2.79

   Options granted                                                 462,500         $ 5.29
   Options exercised                                              (105,665)        $ 0.75
   Options canceled                                               (  3,334)        $ 0.75
                                                               -----------

   Options outstanding at December 31, 1994                        856,142         $ 4.40

                           ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8.  CAPITAL STOCK (CONTINUED)



   Options granted                                               50,000         $    6.00
   Options exercised                                            (29,499)        $    2.51
   Options canceled                                             (70,733)        $    1.88
                                                               --------

   Options outstanding at December 31, 1995                     805,910         $    4.79

   Options granted                                               40,000         $   10.50
   Options exercised                                            (78,331)        $    2.67
   Options canceled                                            (137,498)        $    3.96
                                                               --------

   Options outstanding at December 31, 1996                     630,081         $    5.60
                                                               ========
   Options exercisable at December 31, 1996                     424,080         $    5.32
                                                               ========

   The weighted average fair value at date of grant for options granted during 1996 and 1995 was $4.26 and $3.65 per option, respectively. The weighted average fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: no dividend yield; expected volatility of 60%; risk-free interest rates of 6.4 and 6.6%; expected lives of 5.8 and 5.9 years.

   The following table summarizes information about stock options outstanding at December 31, 1996:

                                                   OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                               ----------------------------------------------------------------    --------------------------------
                                                                                WEIGHTED                                WEIGHTED
                                                      WEIGHTED-AVERAGE           AVERAGE                                AVERAGE
  RANGE OF EXERCISE                SHARES                REMAINING              EXERCISE              SHARES            EXERCISE
        PRICES                  OUTSTANDING           CONTRACTUAL LIFE           PRICE             EXERCISABLE           PRICE
---------------------------    -------------------    ---------------------    ----------------    -----------------    -----------

    $2.64 - $3.94                   237,167                     3.5               $  3.23                169,666          $  3.11
    $4.00 - $5.91                   204,246                     3.6               $  4.79                167,244          $  4.73
    $6.00 - $9.00                   554,990                     3.6               $  7.11                286,990          $  6.90
    $9.31 - $10.88                   92,326                     3.6               $  9.78                 63,326          $  9.41
   $19.50 - $25.41                   35,829                     0.3               $ 25.00                 35,829          $ 25.00
                               ------------                                                        -------------
    $2.64 - $25.41                1,124,558                     3.4               $  6.66                723,055          $  6.62

   The following table summarizes pro forma net income (loss) and earnings
   (loss) per share as if the Company would have applied the fair value-based method prescribed by SFAS 123 in measuring stock-based compensation expense related to options issued in 1995 and 1996 (in thousands except per share amounts):

                                                             DECEMBER 31,
                                                     -------------------------
                                                       1996            1995
                                                     ---------      ----------
        Net income (loss) - as reported              $  806         $  (2,336)
        Net income (loss) - pro forma                $  306         $  (2,629)

        Earnings (loss) per share - as reported      $  .06         $    (.19)
        Earnings (loss) per share - pro forma        $  .02         $    (.21)

                           ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8.  CAPITAL STOCK (CONTINUED)

   B)   1995 private placement warrants

   As part of the Company's 1995 Private Placement, the Company issued 833,333 Private Warrants. Each Private Warrant entitled the holder to purchase one share of common stock at an exercise price of $6.50 per share. The exercise price was subject to increase or decrease upon the happening of certain corporate events including, but not limited to the payment of any stock dividend, stock split, stock combination or similar transaction.

   On December 12, 1995, the Company reduced the exercise price of the Private Warrants from $6.50 to $6.00 for a 60 day period as an incentive for warrant holders to exercise their Private Warrants. During 1996, the Company issued 581,333 shares of its common stock as a result of the exercise of Private Warrants. Net proceeds from the exercise of these warrants amounted to approximately $3.4 million. The remaining 252,000 Private Warrants expired on July 20, 1996.

   C)   1995 Gruntal warrant

   As part of its compensation for acting as the placement agent in connection with the 1995 Private Placement, Gruntal received the 1995 Gruntal warrant which allows them to purchase 83,333 shares of common stock at an exercise price equal to $6.00 per share, exercisable until July 21, 1998. The holder of the 1995 Gruntal warrant may pay the exercise price in cash or use a cashless exercise. In a cashless exercise, the holder of the 1995 Gruntal warrant has the right at any time to exercise the warrant in whole or in part by surrendering the warrant certificate in exchange for the number of shares of common stock equal to (x) the number of shares as to which the 1995 Gruntal warrant is being exercised multiplied by (y) a fraction, the numerator of which is the market price (as defined in the 1995 Gruntal warrant) of the common stock at the date of exercise less the exercise price and the denominator of which is such market price. The 1995 Gruntal warrant provides for an adjustment of the exercise price and the number and type of securities issuable upon the exercise thereof upon the occurrence of certain events, including the payment of any stock dividend stock split, stock combination or similar transaction.

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

   E)   Class action settlement warrants

    In accordance with the settlement in 1993 of the class action lawsuit, during the first quarter of 1995, the Company issued warrants to purchase 658,333 shares of common stock. Each of these warrants (the "Series F Warrants") entitles the holder to purchase one share of common stock at an exercise price of $15.00 per share. The Series F Warrants are exercisable through December 1999, unless such period is extended by the Company. The exercise price and the number of shares of common stock to be purchased upon the exercise of each Series F Warrant are subject to increase or decrease upon the happening of certain corporate events, including but not limited to the payment of any stock dividend, stock split, stock combination or similar transactions. The Series F Warrants may be called at the sole option of the Company upon thirty days prior written notice to the registered holders thereof so long as the common stock trades above $18.00 per share for 20 consecutive trading days ending not more than 10 days prior to the date that the notice of redemption is given. Any such redemption shall be for all outstanding Series F Warrants. If the Company elects to redeem

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  CAPITAL STOCK (CONTINUED)

    the Series F Warrants, then the Warrant holders shall have the rights to exercise their Series F Warrants until the redemption date, and thereafter, the holder shall only be entitled to receive the redemption price therefor.

   F)   1992 underwriters warrants

   The Company had outstanding underwriters' warrants relating to its 1992 public offering ("the 1992 Underwriters Warrants"). Paradise Valley Securities, Inc. ("PVS"), the managing underwriter of the Company's January 1992 public offering and designees of Chatfield Dean and Co., Inc., one of the underwriters of such offering, owned an aggregate of 33,333 1992 Underwriters Warrants to purchase units of the Company's securities at an exercise price of $21.60 per unit. Each unit consisted of two shares of common stock and a warrant to purchase 1/2 of a share of common stock at an exercise price of $30 per share. The exercise price and the number of shares of common stock and warrants which can be purchased upon the exercise of the 1992 Underwriters' Warrants were subject to increase or decrease upon the happening of certain events, and in the event that the Company issued shares of common stock at less than $9.00 per share. Issuances of securities subsequent to the date of issuance of the 1992 Underwriters Warrants reduced the exercise price of the units to approximately $15.07 per unit and increased the number of units available for purchase to approximately 47,777 units. On January 9, 1997, all such warrants expired unexercised.

   G)   1991 public offering warrants

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

   H)   Anti-takeover right

   Certain provisions of the Articles and Bylaws of the Company may be deemed to have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt, including an attempt that might result in a premium being bid over the market price for the shares held by shareholders. Several provisions may not be amended in the Company's Articles and Bylaws without the affirmative votes of the shareholders holding 80% of the outstanding shares of common stock.

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

NOTE 9.  R&D LIMITED PARTNERSHIP

   In 1991, the Company, through its subsidiary RRGI, completed the funding of a research and development limited partnership (the "Partnership"). The Partnership received net proceeds of $1,035,000 from its partners to develop five generic prescription drugs ("Licensed Drugs"). The Partnership's funds were paid, in part, to the Company for its services in developing the Licensed Drugs and to obtain a one percent royalty interest in the gross revenue derived from the commercial sale of Piroxicam for a three-year period, with the remainder paid to third party vendors used in the development of the products. As remuneration for developing the Licensed Drugs, the Company received $40,000 and $52,000 in 1994 and 1993, respectively, from the Partnership. In return for funding the development of the Licensed Drugs, the Partnership receives a royalty of 10% of the net revenues generated by sales of the Licensed Drugs over a five-year period.

   As of February 14, 1997, the Company had received FDA approvals for all the Licensed Drugs and Piroxicam. During 1996 and 1995, the Company incurred royalty expenses of $225,000 and $69,000, respectively, related to the sales of the Licensed Drugs and Piroxicam.


NOTE 10.  COMMITMENTS AND CONTINGENCIES

   I.   Operating and capital leases

   The Company leases its 25,444 square foot production facility under an operating lease that expires on July 31, 2000 and has two five-year renewal options. Additionally, on January 1, 1997, the Company leased an additional 10,228 square foot space contiguous to its existing premises. Annual rent, excluding taxes, insurance and common area maintenance, after taking possession of such additional space is approximately $151,000, subject to annual cost of living increases. Pursuant to the lease agreement, the Company also has an option throughout the term of the lease, including renewal periods, to purchase the entire building and an adjacent building of approximately 42,000 square feet at a specified price.

   The Company also leases under an operating lease another nearby 40,000 square foot facility which houses its administrative, sales and finance departments, warehouse operations and research and development laboratory. The lease is for a 10-1/2 year term, with two five-year renewal options. Annual rent, excluding taxes, insurance and common area maintenance totals approximately $195,000. The Company also has an option to purchase the leased facility during the sixth year of the lease at a specified price.

   Total rental expense for operating leases was $336,000, $322,000 and $176,000 for 1996, 1995 and 1994, respectively. The terms of the operating leases for the Company's facilities require the Company to maintain minimum insurance coverage and to pay property taxes, repairs and maintenance.

   The company leases certain furniture, machinery and research and development equipment under capital leases. All capital leases have purchase options at the end o the original lease term.

                            ROYCE LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


   Leased capital assets included in property and equipment were as follows (in thousands):

                                                          DECEMBER 31,
                                                   --------------------------
                                                    1996                1995
                                                   ------             -------
     Machinery and equipment                       $  199             $     -
     Research and laboratory equipment                382                  38
     Furniture and equipment                           76                  63
                                                   ------             -------
                                                      657                 101
     Less accumulated depreciation                    (88)                (15)
                                                   ------             -------
                                                   $  569             $    86
                                                   ======             =======

   At December 31, 1996, future minimum lease payments under all non-cancelable operating and capital leases were as follows (in thousands):

                                              CAPITAL LEASES   OPERATING LEASES
                                              --------------   ----------------
          1997                                   $  184            $     304
          1998                                      165                  311
          1999                                      233                  317
          2000                                       --                  236
          2001                                       --                  173
          Thereafter                                 --                  577
                                                  -----            ---------
          Total minimum lease payments              582            $   1,918
                                                                   =========
          Imputed interest                           89
                                                  -----
          Present value of minimum
             lease payments                       $ 493
                                                  =====

   II.  Other commitments

   A)   Purchase commitments

   Pursuant to a development agreement with a raw material supplier, the Company shall develop two products and purchase its raw material requirements for these products from the supplier. So long as the Company files ANDAs within a specified time period and thereafter satisfies certain purchase requirements, the supplier has agreed that the Company shall be its only customer for this raw material in the United States, Canada and Mexico. As of February 14, 1997, the Company has received FDA approval for one of the products and has an ANDA pending for the other.

   B)   Product license agreement

   Pursuant to a perpetual license agreement with the formulator of a drug, the Company pays the formulator a sliding royalty with a maximum of 10% of net sales of this product for a ten-year period. In 1994, the Company paid the formulator certain fees ($70,000 in cash) when the Company received an acceptable bioequivalency study for this drug and charged such fees to expense. In 1995, the Company issued the formulator 10,695 shares in unregistered common stock upon the filing of an ANDA for this drug and accordingly charged $24,000 to expense. During 1996 and 1995, the royalty expense incurred for this product were $210,000 and $38,000, respectively.

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

   III. Employment Contracts

   The Company has entered into employment contracts with certain officers, the most significant of which is with the Company's President. The President's contract, dated January 1, 1994, provides for an annual base salary, plus cost of living increases, plus a bonus equal to three percent of pre-tax income, the total not to exceed three times the President's base salary. Additionally, the President was granted options to purchase up to 250,000 shares of common stock at a price of $6.75 per share. Such options become exercisable at the rate of 50,000 each January 1st, beginning January 1, 1994. The agreement and these options expire December 31, 1998. The President has agreed not to compete with the Company for a period of eighteen months after termination of his employment.

   Upon the effective date of the Merger with Watson (see Note 1(II)), Patrick
   J. McEnany will execute a new three-year employment agreement with Watson and the Company whereby Mr. McEnany will remain as the President of Royce after the Merger and will also become a Vice President of Watson in charge of Corporate Development. The new employment agreement will replace the existing employment agreement between the Company and Mr. McEnany.

   Under the terms of the new employment agreement, Mr. McEnany will receive:
   (i) a base salary of $200,000 per annum (adjusted annually for increases in the cost of living); (ii) the right to receive a bonus of up to $150,000 during the first year of the agreement by meeting certain targets, and discretionary bonuses in future years; (iii) customary benefits consistent with the other officers of Watson; (iv) an option (vesting over five years) to purchase 100,000 shares of Watson Common Stock at an exercise price equal to the last closing price of shares of Watson Common Stock on the effective date of the Merger.

   Each contract with the Company's other officers provides for a minimum base salary, bonuses and stock options, which generally vest over a three-year period. These contracts expire at various dates between 1995 and 1998.

   IV.  Contingencies

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

   An agreement in which one of the Company's customers could earn options to purchase shares of the Company's common stock by meeting certain purchase targets expired during the second quarter of 1996. The Company believes, and has been so advised by its legal counsel, that based upon the terms and its interpretation of the written agreement, the customer did not satisfy the purchase requirement under the agreement and, thus, did not earn the options. Accordingly, the Company has not recorded any sales allowance relating to these options. Notwithstanding, the customer may disagree with this interpretation and no assurance can be given as to the ultimate outcome of any dispute with respect to this issue. The future resolution of this matter in a manner inconsistent with the Company's interpretation would result in a charge to earnings at the time of any such resolution.

   In the ordinary course of business, the Company is at times involved in other legal actions and proceedings. Presently, there are no such actions which are expected to have a significant effect on the Company's operations.




                            ROYCE LABORATORIES, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)


                                                   BALANCE AT     CHARGED TO        CHARGED TO                  BALANCE
                                                   BEGINNING      COSTS AND           OTHER                     AT END
CLASSIFICATION                                      OF YEAR       EXPENSES          ACCOUNTS     DEDUCTIONS     OF YEAR
--------------                                     -------       --------           --------      ----------    -------

YEAR ENDED DECEMBER 31, 1996
----------------------------

Allowance for Doubtful Accounts:                  $ 252            $  170           $   -          $   -        $   422

Allowance for Sales Returns and Incentives:       $ 657            $1,455           $   -          $ 657        $ 1,455


YEAR ENDED DECEMBER 31, 1995
----------------------------

Allowance for Doubtful Accounts:                  $  52            $ 200            $  -           $   -         $ 252

Allowance for Sales Returns and Incentives:       $ 333            $ 611            $  -           $ 287         $ 657


YEAR ENDED DECEMBER 31, 1994
----------------------------

Allowance for Doubtful Accounts:                  $  35            $  30            $  -           $  13         $  52

Allowance for Sales Returns and Incentives:       $  63            $ 333            $  -           $  63         $ 333

          As required under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as a part of this report are provided in this separate section. The exhibits included in this section are as follows:



          EXHIBIT
          NUMBER         DESCRIPTION
          -------        -----------

          11.0 Schedule of Computation of Earnings (Loss) per Common and Common Stock Equivalent Share.

          23.0           Consent of Price Waterhouse LLP.

          27.0           Financial Data Schedule.